Form 10-Q
period 1996-06-30
STAGE II APPAREL CORP
filed 1996-08-21
CIK 811933

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996              Commission File No. 1-9502

                                STAGE II APPAREL CORP.
                (Exact name of registrant as specified in its charter)

         New York                                13-3016967
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

        350 Fifth Avenue
       New York, New York                           10118
(Address of principal executive offices)           (zip code)

          Registrant's telephone number, including area code: (212) 564-5865

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X   No
                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

          Title of Class                         Outstanding at August 12, 1996
    Common Stock, par value $.01 per share                 4,196,462

                                STAGE II APPAREL CORP.

                                         INDEX



Part I. Financial Information                                        PAGE

    Condensed Consolidated Balance Sheets -
      June 30, 1996 and December 31, 1995. . . . . . . . . . . . . . .2

    Condensed Consolidated Statements of Operations -
      Three and Six Months Ended June 30, 1996 and 1995. . . . . . . .3

    Condensed Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . . .4

    Notes to Condensed Consolidated Financial Statements . . . . . . .5

    Management's Discussion and Analysis of the Financial
      Condition and Results of Operations. . . . . . . . . . . . . . .6


Part II. Other Information . . . . . . . . . . . . . . . . . . . . . .9

                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets

                  ($ in thousands)                     June 30,       Dec. 31,
                       ASSETS                            1996           1995 *
                                                         ----           ----
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                               $109           $151
  Accounts receivable                                      914          2,063
  Finished goods inventory                              11,214         12,507
  Prepaid expenses                                         590            928
  Prepaid income taxes and refunds receivable              740            743
                                                   -----------    -----------
       Total current assets                             13,567         16,392

Property and equipment - at cost, less accumulated
  depreciation                                             653            772
Marketable securities                                   10,003         11,123
Goodwill, less accumulated
  amortization                                           7,843          9,230
Covenant not to compete, less accumulated
  amortization                                             684            732
Other assets                                             1,116          1,287
                                                   -----------    -----------
                                                       $33,866        $39,536
                                                   -----------    -----------
                                                   -----------    -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to factor                                        $13,890        $11,658
  Due to bank                                                -          1,011
  Accounts payable                                       1,509          2,645
  Notes payable - current                                  170            171
  Income taxes payable                                      93             51
  Accrued royalties                                        134            648
  Other current liabilities                                372            379
  Current liabilities net of current assets of
    discontuinued subsidary                                286              -
                                                   -----------    -----------
       Total current liabilities                        16,454         16,563

Notes payable - long term                                  300            384
Notes payable to shareholder - subordinated                911            911

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued and outstanding
  Common stock, $.01 par value, 9,000,000
   shares authorized; 4,993,425 issued and
   4,196,462 outstanding                                    50             50
Additional paid in capital                               7,502          7,502
Retained earnings                                       11,320         16,308
                                                   -----------    -----------
                                                        18,872         23,860
Less treasury stock at cost, 796,963 shares at
  June 30, 1996 and December 31, 1995                   (2,092)        (2,092)
Cumulative translation adjustment                          (89)           (90)
Allowance for decline in market value of securities
  available for sale                                      (490)             -
                                                   -----------    -----------
       Total stockholders' equity                       16,201         21,678

Commitments and contingencies                                -              -
                                                   -----------    -----------
                                                       $33,866        $39,536
                                                   -----------    -----------
                                                   -----------    -----------

The accompanying notes are an integral part of these condensed financial statements.

* Condensed from audited financial statements.

                       STAGE II APPAREL CORP. AND SUBSIDIARIES

                   Condensed Consolidated Statements of Operations

                       ($  in thousands except per share data)
                                     (Unaudited)



                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,      JUNE 30,       JUNE 30,         JUNE 30,
                                                     1996          1995           1996             1995
Net sales                                            $6,075        $13,025        $15,030        $27,383

Cost of goods sold                                    5,199         10,480         12,309         21,635
                                                -----------    -----------    -----------    -----------
Gross profit                                            876          2,545          2,721          5,748

Commission and other income                             247            396            360            698

Selling, general and administrative expenses          2,734          3,852          5,636          7,673
                                                -----------    -----------    -----------    -----------
Operating loss                                       (1,611)          (911)        (2,555)        (1,227)

Other expenses:

   Interest and factoring expenses,  net                331            510            885          1,031
   Minority interest in profit (loss) of
     subsidiary                                           -              7              -            (34)
                                                -----------    -----------    -----------    -----------
Loss before income tax benefit                       (1,942)        (1,428)        (3,440)        (2,224)

Income tax (benefit)                                      -           (638)            20           (842)
                                                -----------    -----------    -----------    -----------
Net loss from continuing operations                  (1,942)          (790)        (3,460)        (1,382)

Discontinued operations:
   Loss on disposal of discontinued subsidary,
    including a provision of $160,000 for
    operating losses during the phase-out period      1,528              -          1,528              -
                                                -----------    -----------    -----------    -----------
Net loss                                            ($3,470)         ($790)       ($4,988)       ($1,382)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Loss per share                                       ($0.83)        ($0.19)        ($1.19)        ($0.33)
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Weighted average number of shares
     outstanding                                      4,196          4,196          4,196          4,194




The accompanying notes are an integral part of these condensed financial statements.

                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows

                                  ($  in thousands)

                                     (Unaudited)

                                                           SIX MONTHS ENDED
                                                         JUNE 30,     JUNE 30,
                                                          1996          1995

Net cash used in operating activities                  ($2,570)       ($7,711)

Cash flows from investing activities:
  Purchases of property and equipment - net                 (4)          (177)
  Proceeds from sales or redemption's of
    marketable securities - net                            629            172
                                                     ---------      ---------
      Net cash provided by (used in)
        investing activities                               625             (5)
                                                     ---------      ---------
Cash flows from financing activities:
  Factor financing - net                                 2,232          7,578
  Bank financing - net                                    (246)           469
  Repayment of notes payable                               (84)           (78)
                                                     ---------      ---------
      Net cash provided by financing activities          1,902          7,969
                                                     ---------      ---------
Effect of exchange rate changes on cash                      1            (27)
                                                     ---------      ---------
Net (decrease) increase in cash and
   cash equivalents                                        (42)           226

Cash and cash equivalents at beginning of period           151            365
                                                     ---------      ---------
Cash and cash equivalents at end of period                $109           $591
                                                     ---------      ---------
                                                     ---------      ---------
Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes                                           $17             $4
                                                     ---------      ---------
                                                     ---------      ---------
    Interest                                              $810         $1,532
                                                     ---------      ---------
                                                     ---------      ---------


The accompanying notes are an integral part of these condensed financial statements.

                                STAGE II APPAREL CORP.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION - - The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 1996, and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

2. INVENTORIES - - The interim period inventories were computed using the gross profit method.

3. DISPOSAL OF DISCONTINUED SUBSIDIARY - - In May 1996, the Company decided to explore alternatives for disposing of its interest in Woody Sports Apparel, Inc., a Canadian distributor of activewear in which the Company acquired 80% of the common stock and all the preferred stock in 1993 for approximately $1.6 million. In July 1996, the Company finalized its plan to liquidate the operations of the Canadian subsidiary and has provided for a loss on disposal of $1.5 million, including a provision of $160,000 for operating losses during the phase-out period and a noncash impairment charge of $1,089,000 against goodwill of the subsidiary. See Note 4 -- New Accounting Standards.

 4. NEW ACCOUNTING STANDARDS - - The Company has implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. In July 1996, the Company finalized its plan to liquidate the operations of its Canadian subsidiary. As part of the plan of liquidation, the Company took a noncash impairment charge of $1,089,000 against the carrying value of goodwill of the Canadian subsidiary. See Note 3 -- Disposal of Discontinued Subsidiary. In addition, as a result of a management realignment and related lawsuit involving the termination of the Company's former president, the Company recognized a noncash impairment charge of $125,000 in the second quarter of 1996 against the carrying value of prepaid salary advanced to the former president.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation costs be calculated for fixed stock options at the grant date by determining fair value using an option pricing model.
     The Company has the option of recognizing the compensation cost over the vesting period as an expense in the consolidated statement of operations or making pro forma disclosures in the notes to financial statements reflecting the effects on net earnings as if the compensation cost had been recognized in the consolidated statement of operations. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to its annual financial statements.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Stage II Apparel Corp. (the "Company" or "Stage II") designs and arranges for the manufacture of an extensive range of casual apparel and activewear, primarily for men and boys. Stage II markets its apparel to mass merchandisers, department stores and sporting goods and specialty stores. The Company's apparel lines are sold under licenses for a number of nationally recognized brand names and to a lesser extent under private and proprietary labels. Stage II's licensed brand name apparel generally sells at a higher price and with greater gross profit margins than its comparable private and proprietary label apparel. The higher prices are partially offset by the additional costs of royalty and advertising expenses incurred in accordance with the Company's license agreements.

RECENT DEVELOPMENTS

     MANAGEMENT REALIGNMENT. In April 1996, Stage II dismissed Stuart Goldman from his positions as an executive officer of the Company and its subsidiary Stage II Apparel Corp. of Hong Kong ("Stage II HK") and ceased paying compensation to him under his employment agreements with the Company and Stage II HK. Responding to these events and to a related lawsuit commenced by the Company against Mr. Goldman in the Supreme Court of the State of New York, Mr. Goldman resigned as a director of the Company effective May 15, 1996. See "Other Information - - Legal Proceedings" below. Mr. Goldman had served as a director and executive officer of Stage II since October 1994, when he was retained in connection with the Company's acquisition of substantially all the assets and related liabilities of Townsley Ltd., an apparel company owned by Mr. Goldman and his wife ("Townsley").

     DISPOSAL OF DISCONTINUED SUBSIDIARY. In May 1996, the Company decided to explore alternatives for disposing of its interest in Woody Sports Apparel, Inc. ("Woody Sports"), a Canadian distributor of activewear in which Stage II acquired 80% of the common stock and all the preferred stock in 1993 for approximately $1.6 million. In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports and has provided for a loss on disposal of $1.5 million, including a provision of $160,000 for operating losses during the phase-out period and a noncash impairment charge of $1,089,000. See "Asset Impairment under FAS 121" below.

     ASSET IMPAIRMENT UNDER FAS 121. In the first half of 1996, the Company implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. In July 1996, the Company finalized its plan to liquidate the operations of its Canadian subsidiary. As part of the plan of liquidation, the Company took a noncash impairment charge of $1,089,000 against the carrying value of goodwill of the Canadian subsidiary. See "Disposal of Discontinued Subsidiary" above. In addition, as a result of a management realignment and related lawsuit involving the termination of the Company's former president, the Company recognized a noncash impairment charge of $125,000 in the second quarter of 1996 against the carrying value of prepaid salary advanced to Mr. Goldman.. See "Management Realignment" above.

     EMPLOYEE STOCK OPTIONS. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation costs be calculated for fixed stock options at the grant date by determining fair value using an option pricing model. The Company has the option of recognizing he compensation cost over the vesting period as an expense in the consolidated statement of operations or making pro forma disclosures in the notes to financial statements reflecting the effects on net earnings as if the compensations cost had been recognized in the consolidated statements reflecting the effects on net earnings as if the compensation cost had been recognized in the consolidated statement of operations. The Company adopted FAS 123 in 1996 and will make the required pro forma disclosures in the notes to its annual financial statements

RESULTS OF OPERATIONS

     SEASONALITY. The Company experiences some seasonal business fluctuations due primarily to its product mix. While sales of the Company's products are made throughout the year, Stage II's largest sales volume in 1995 and 1994 occurred in the third quarter. The following table reflects these quarterly fluctuations, which should not be construed as indicative of future sales volumes.

                           QUARTERLY NET SALES
              FIRST       SECOND        THIRD       FOURTH
             QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                              (In thousands)
1996        $  8,955     $  6,075      $  -        $   -         $  -
1995          14,358       13,025       21,623       14,815       63,821
1994          14,296       11,116       21,736       18,045       65,193
1993          17,096       12,878       18,211       18,188       66,373

     THREE MONTHS ENDED JUNE 30, 1996 AND 1995. Net sales of $6,075,000 for the second quarter of 1996 decreased by 53.4% from $13,025,000 in the corresponding quarter of 1995. The decrease reflects the general downturn in the retail trade, the termination of certain licenses and a planned reduction in volume in anticipation of the continuing weak retail trade.

     Cost of goods sold as a percentage of sales increased by 5.1% from the corresponding quarter last year. The increase resulted from higher levels of promotional sales in response to the continuing weak retail trade and the sell-off of merchandise under discontinued licenses.

     Selling, general and administrative expenses for the second quarter of 1996 decreased by 29.0% to $2,734,000 compared to $3,852,000 for the same quarter of 1995, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted in the second quarter of the year. Selling, general and administrative expenses as a percentage of sales increased to 45.0% for the second quarter of 1996 compared to 29.6% in the same quarter last year.

     Interest expense, net of interest income, decreased by $179,000 or 35.1% for the current quarter compared to the second quarter of 1995, reflecting decreased levels of financing.

     The Company recognized a loss from operations of $1,942,000 before income taxes in the second quarter of 1996, compared to a loss before taxes of $790,000 for the corresponding quarter last year, reflecting the forgoing trends and, for the current period, an impairment charge of $125,000 against the carrying value of prepaid salary under FAS 121. See "Recent Developments --Asset Impairment under FAS 121" above.

     In the second quarter of 1996 the Company provided for the liquidation Woody Sports. The provision totaled $1,528,000, including $160,000 for operating losses during the phase-out period and a noncash impairment charge of $1,089,000 against the carrying value of goodwill of the Canadian subsidiary. See "Recent Developments -- Disposal of Discontinued Subsidiary" and "Recent Developments -- Asset Impairment under FAS 121" above.

      After accounting for the nonrecurring charge for the disposal of the discontinued subsidiary the loss per share was $.83 for the current quarter versus $.19 for the second quarter of 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AND 1995. Net sales of $15,030,000 for the first six months of 1996 decreased by 45.1% from $27,383,000 in the corresponding period of 1995. The decrease reflects the general downturn in the retail trade, the termination of certain licenses and a planned reduction in volume in anticipation of the continuing weak retail trade.

     Cost of goods sold as a percentage of sales increased by 2.9% from the corresponding period last year. The increase resulted from higher levels of promotional sales in response to the continuing weak retail trade.

     Selling, general and administrative expenses for the first six months of 1996 decreased by 26.5% to $5,636,000 compared to $7,673,000 for the same period of 1995, primarily from a reduction in variable costs associated with lower sales volumes. Selling, general and administrative expenses as a percentage of sales increased to 37.5% for the first six months of 1996 compared to 28.0% in the same period last year.

     Interest expense, net of interest income, decreased by $146,000 or 14.2% for the first six months of 1996 compared to the period of 1995, reflecting decreased levels of financing.

     The Company recognized a loss from operations of $3,440,000 before income taxes in the first six months of 1996, compared to a loss before taxes of $2,224,000 for the corresponding period last year, reflecting the forgoing trends and, for the current period, an impairment charge of $125,000 against the carrying value of prepaid salary under FAS 121. See "Recent
Developments --Asset Impairment under FAS 121" above.

       Provision for income taxes decreased to 0.2% in the first six months of 1996 compared to 37.9% in the year-earlier period.

     In the second quarter of 1996 the Company provided for the liquidation Woody Sports. The provision totaled $1,528,000, including $160,000 for operating losses during the phase-out period and a noncash impairment charge of $1,089,000 against the carrying value of goodwill of the Canadian subsidiary. See "Recent Developments -- Disposal of Discontinued Subsidiary" and "Recent Developments -- Asset Impairment under FAS 121" above.

      After accounting for the nonrecurring charge for the disposal of the discontinued subsidiary the loss per share was $1.19 for the current period versus $.33 for the first six months of 1995.

     The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Net cash used in Stage II's operating activities during the six months of 1996 aggregated $2,570,000. The Company's cash position during the period was increased by the sale of marketable securities netting $629,000 and borrowings of $2,232,000 from the Company's factor. During the period, $4,000 was expended on purchases of equipment, $84,000 was paid to noteholders and $246,000 was repaid on bank borrowings by Woody Sports. As a result of these activities, the Company's cash and cash equivalents decreased from $151,000 at December 31, 1995 to $109,000 at June 30, 1996, while its working capital deficiency increased from $171,000 to $2,888,000.

     CAPITAL RESOURCES. The Company had retained earnings of $4,401,000 at June 30, 1996, including unremitted earnings of Stage II HK in the amount of $11,796,000, of which $10,003,000 is invested in marketable fixed-income securities. Stage II HK has paid only local (i.e., foreign) taxes associated with its unremitted earnings, which would be subject to the current U.S. tax rate on those funds (less the amount previously paid in local taxes) if they were to be repatriated and made available for domestic use. There are no restrictions on the repatriation of these unremitted earnings, other than their being subject to domestic taxation upon repatriation. Stage II has no present intention of repatriating Stage II HK's remaining unremitted earnings, except to the extent includable for United States income tax purposes. In addition, the Company has no present intention of disposing of Stage II HK's marketable fixed-income securities before their scheduled maturities. Because these investments are primarily in long-term fixed-income securities, they have been classified as long-term assets. Should Stage II decide in the future to sell these securities or to make current use of the funds, the Company would recognize a gain or loss equal to the amount by which their current market value exceeded or was less than the its investment in the securities.

     Stage II has a factoring agreement (the "Credit Agreement") with Republic Factors Corp. (the "Factor"). The Credit Agreement provides a revolving credit facility for short-term borrowings by the Company at a floating interest rate equal to 1/2% above the prime rate of Republic National Bank. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers life insurance and the marketable securities of Stage II of HK. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases where there are merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of net receivables purchased by the Factor. The Credit Agreement also provides for the issuance of letters of credit by a banking affiliate of the Factor to fund the Company's foreign manufacturing orders. The aggregate amount of borrowings and letters of credit available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $18,000,000. The Company has the right of termination upon its anniversary date with 30 days' prior written notice, while the Factor may terminate the Credit Agreement for any reason at any time, without penalty, upon thirty days' prior written notice. The Credit Agreement is scheduled to expire on December 31, 1996.

     At June 30, 1996, the Company's net direct borrowings under the Credit Agreement aggregated $13,890,000. As of that date, the Company had no material commitments for capital expenditures.

     Woody Sports has established a line of credit secured by an assignment of its accounts receivable and inventories, a general security agreement and an assignment and postponement of inter-company notes and receivables. The credit facility provides for borrowings at a floating interest rate equal to 1/2% above the lender's prime. At June 30, 1996, the subsidiary's net direct borrowings under its line of credit aggregated $765,000. As of that date, the subsidiary had no material commitments for capital expenditures.

     The Company believes that its internally generated funds and funds available under the Credit Agreement will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance in the future.

                              PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In April 1996 , the Company and Stage II HK commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley and related parties to recoup damages incurred in connection with the October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment of Mr. Goldman as President of Stage II and Stage II HK. See "Recent Developments -- Management Realignment" above. The Company is also seeking to rescind its six-year employment agreement with Mr. Goldman entered into in connection with the Townsley acquisition and the related seven-year employment agreement between Stage II HK and Mr. Goldman. The lawsuit is based on alleged misrepresentations in connection with the Townsley acquisition and breach of Mr. Goldman's fiduciary duties and contractual obligations under his employment agreements. The compensatory and punitive damages sought by Stage II and Stage II HK in the lawsuit exceed $20 million.

     In June 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims, including
(i) $2 million in compensation for the unexpired terms of Mr. Goldman's employment agreements, (ii) $.5 million in payment of the deferred purchase price for Townsley assets, (iii) $.4 million in compensatory damages plus $5 million in punitive damages for alleged misrepresentations in connection with the issuance of the Company's common stock as part of the purchase price for Townsley assets and (iv) $2 million in compensatory damages plus $5 million in punitive damages in connection with Mr. Goldman's guaranty of a portion of the Company's obligations to its Factor. Stage II believes that its claims have merit and that Mr. Goldman's counterclaims are without merit. The Company intends to vigorously contest the counterclaims but cannot predict the outcome of the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 24, 1996, the Company held its annual meeting of shareholders. All of the incumbent Class I directors listed in the Company's proxy statement were re-elected. The number of votes cast for and against each nominee are set forth below.

                                                   VOTES FOR      VOTES AGAINST
Steven R. Clark. . . . . . . . . . . . . . . . . . 3,030,050          2,900
Stephen Jelin. . . . . . . . . . . . . . . . . . . 3,029,650          3,300
Harold Lazarus . . . . . . . . . . . . . . . . . . 3,029,650          3,300

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

     (a)  EXHIBITS.  None.

     (b)  REPORTS ON FORM 8 - K.   The Company filed a Current Report on Form
                                   8-K dated May 20, 1996 relating to its
                                   lawsuit against Stuart Goldman, Townsley and related defendants.

                                      Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  STAGE II APPAREL CORP.


Date: August 20, 1996                        BY: /s/ Jack Clark
                                                ------------------------
                                                     Jack Clark
                                                 Chairman of the Board
                                               (Duly Authorized Officer)


Date: August 20, 1996                        BY: /s/ Thomas S. Hammill
                                                ------------------------
                                                     Thomas S. Hammill
                                                        Treasurer
                                                (Duly Authorized Officer)