Form 10-Q
period 1996-09-30
STAGE II APPAREL CORP
filed 1996-11-14
CIK 811933

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996              Commission File No. 1-9502

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

          Title of Class                        Outstanding at November 11, 1996
Common Stock, par value $.01 per share                      4,196,462

                                              STAGE II APPAREL CORP.

                                                       INDEX


Part I. Financial Information                                                                                                  Page
                                                                                                                               ----
    Condensed Consolidated Balance Sheets - September 30, 1996 and December 31, 1995 ........................................   2

    Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30,
         1996 and 1995 ......................................................................................................   3

    Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1996
         and 1995 ...........................................................................................................   4

    Notes to Condensed Consolidated Financial Statements ....................................................................   5

    Management's Discussion and Analysis of the Financial Condition and Results of Operations ...............................   6


Part II. Other Information ..................................................................................................   9

                                              STAGE II APPAREL CORP. AND SUBSIDIARIES
                                                Condensed Consolidated Balance Sheets

                                         ($ in thousands)                                              Sept. 30,           Dec. 31,
                                              Assets                                                     1996                1995*
                                              ------                                                   --------            --------
                                                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                                                            $    201            $    151
  Accounts receivable                                                                                       645               2,063
  Finished goods inventory                                                                                8,866              12,507
  Prepaid expenses                                                                                          516                 928
  Prepaid income taxes and refunds receivable                                                               740                 743
                                                                                                       --------            --------
       Total current assets                                                                              10,968              16,392

Property and equipment - at cost, less accumulated
  depreciation                                                                                              616                 772
Marketable securities                                                                                     9,903              11,123
Goodwill, less accumulated
  amortization                                                                                            7,701               9,230
Covenant not to compete, less accumulated
  amortization                                                                                              661                 732
Other assets                                                                                              1,151               1,287
                                                                                                       --------            --------
                                                                                                       $ 31,000            $ 39,536
                                                                                                       ========            ========

                                Liabilities and Stockholders' Equity
                                ------------------------------------

Current liabilities:
  Due to factor                                                                                        $ 10,900            $ 11,658
  Due to bank                                                                                              --                 1,011
  Accounts payable                                                                                        1,465               2,645
  Notes payable - current                                                                                   170                 171
  Income taxes payable                                                                                       19                  51
  Accrued royalties                                                                                         390                 648
  Other current liabilities                                                                                 305                 379
  Current liabilities net of current assets of discontuinued subsidary                                      287                --
                                                                                                       --------            --------
       Total current liabilities                                                                         13,536              16,563

Notes payable - long term                                                                                   300                 384
Notes payable to shareholder - subordinated                                                                 911                 911

Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; none issued and outstanding
  Common stock, $.01 par value, 9,000,000
   shares authorized; 4,993,425 issued and 4,196,462 outstanding                                             50                  50
Additional paid in capital                                                                                7,502               7,502
Retained earnings                                                                                        11,332              16,308
                                                                                                       --------            --------
                                                                                                         18,884              23,860
Less treasury stock at cost, 796,963 shares at
  Sept. 30, 1996 and December 31, 1995                                                                   (2,092)             (2,092)
Cumulative translation adjustment                                                                           (90)                (90)
Allowance for decline in market value of securities
  available for sale                                                                                       (449)               --
                                                                                                       --------            --------
       Total stockholders' equity                                                                        16,253              21,678

Commitments and contingencies                                                                              --                  --
                                                                                                       --------            --------
                                                                                                       $ 31,000            $ 39,536
                                                                                                       ========            ========


The accompanying notes are an integral part of these condensed financial statements.

* Condensed from audited financial statements.

                                               STAGE II APPAREL CORP. AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Operations

                                               ($ in thousands except per share data)
                                                             (Unaudited)


                                                                                   Three Months Ended          Nine Months Ended
                                                                                 ----------------------      ----------------------
                                                                                 Sept. 30,    Sept. 30,      Sept. 30,    Sept. 30,
                                                                                   1996          1995          1996          1995
                                                                                 --------      --------      --------      --------
Net sales                                                                        $ 10,397      $ 21,623      $ 25,427      $ 49,006

Cost of goods sold                                                                  8,271        16,874        20,580        38,509
                                                                                 --------      --------      --------      --------

Gross profit                                                                        2,126         4,749         4,847        10,497

Commission and other income                                                           355           746           715         1,444
                                                                                 --------      --------      --------      --------

Income before operating expenses                                                    2,481         5,495         5,562        11,941

Selling, general and administrative expenses                                        2,116         4,050         7,752        11,723


Other expenses:

   Interest and factoring expenses, net                                               428           834         1,313         1,865
   Minority interest in loss of subsidiary                                           --             (18)         --             (52)
                                                                                 --------      --------      --------      --------

Income (loss) before income tax benefit                                               (63)          629        (3,503)       (1,595)

Income tax (benefit)                                                                  (75)          202           (55)         (640)
                                                                                 --------      --------      --------      --------

Net income (loss) from continuing operations                                           12           427        (3,448)         (955)

Discontinued operations:
   Loss on disposal of discontinued subsidary, including a provision
       of $160,000 for operating losses during the phase-out period                  --            --           1,528          --
                                                                                 --------      --------      --------      --------

Net income (loss)                                                                $     12      $    427      ($ 4,976)     ($   955)
                                                                                 ========      ========      ========      ========

Earnings (loss) per share                                                        $   0.00      $   0.10      ($  1.19)     ($  0.23)
                                                                                 ========      ========      ========      ========

Weighted average number of shares
     outstanding                                                                    4,196         4,196         4,196         4,195


The accompanying notes are an integral part of these condensed financial statements.

                                              STAGE II APPAREL CORP. AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Cash Flows

                                                          ($ in thousands)

                                                             (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                     -------------------------------
                                                                                                     Sept. 30,             Sept. 30,
                                                                                                       1996                   1995
                                                                                                      -------               -------
Net cash provided by (used in) operating activities                                                   $   325               ($6,191)

Cash flows from investing activities:
  Purchases of property and equipment - net                                                                (8)                 (199)
  Proceeds from sales or redemption's of
    marketable securities - net                                                                           771                    66
                                                                                                      -------               -------

      Net cash provided by (used in) investing activities                                                 763                  (133)
                                                                                                      -------               -------

Cash flows from financing activities:
  Factor financing - net                                                                                 (758)                5,282
  Bank financing - net                                                                                   (196)                  797
  Treasury stock transactions                                                                            --                      22
  Repayment of notes payable                                                                              (84)                  (78)
                                                                                                      -------               -------

      Net cash (used in) provided by financing activities                                              (1,038)                6,023
                                                                                                      -------               -------

Effect of exchange rate changes on cash                                                                  --                     (26)
                                                                                                      -------               -------

Net increase (decrease) in cash and cash equivalents                                                       50                  (327)

Cash and cash equivalents at beginning of period                                                          151                   365
                                                                                                      -------               -------

Cash and cash equivalents at end of period                                                            $   201               $    38
                                                                                                      =======               =======

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes                                                                                      $    17               $     4
                                                                                                      =======               =======

    Interest                                                                                          $ 1,265               $ 2,242
                                                                                                      =======               =======



The accompanying notes are an integral part of these condensed financial statements.

                             STAGE II APPAREL CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation - - The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 1996, and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

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

     Asset Impairment under FAS 121. In the first half of 1996, the Company implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceeds their fair value and may not be recoverable. In July 1996, the Company finalized its plan to liquidate the operations of its Canadian subsidiary. In addition to the impairment charge for Woody Sports, as a result of a management realignment and related lawsuit involving the termination of the Company's former president, the Company recognized a noncash impairment charge of $125,000 in the second quarter of 1996 against the carrying value of prepaid salary advanced to the former president. See "Legal Proceedings."

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

                                                                      Quarterly Net Sales
                                                              -----------------------------------
                                     First                     Second                      Third           Fourth
                                    Quarter                    Quarter                    Quarter          Quarter           Total
                                    -------                    -------                    -------          -------           -----
                                                                        (In thousands)
1996                                $  8,955                  $  6,075                   $ 10,397          $   --          $   --
1995                                  14,358                    13,025                     21,623            14,815          63,821
1994                                  14,296                    11,116                     21,736            18,045          65,193
1993                                  17,096                    12,878                     18,211            18,188          66,373

     Three Months Ended September 30, 1996 and 1995. Net sales of $10,397,000 for the third quarter of 1996 decreased by 51.9% from $21,623,000 in the corresponding quarter of 1995. The decrease reflects the general downturn in the retail trade, the termination of certain brand name apparel licenses and a planned redirection of the Company's business by its management.

     Cost of goods sold as a percentage of sales increased by 1.5% from the corresponding quarter last year. The increase resulted from higher levels of promotional sales in response to the continuing weak retail trade and the selloff of merchandise under discontinued licenses.

     Selling, general and administrative expenses for the third quarter of 1996 decreased by 47.8% to $2,116,000 compared to $4,050,000 for the same quarter of 1995, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted in the second quarter of the year as part of the Company's redirection of its business. Selling, general and administrative expenses as a percentage of sales increased to 20.4% for the third quarter of 1996 compared to 18.7% in the same quarter last year.

     Interest expense, net of interest income, decreased by $406,000 or 48.7% for the current quarter compared to the third quarter of 1995, reflecting decreased levels of financing.

     The Company recognized net income of $12,000 in the third quarter of 1996 compared to $427,000 for the corresponding quarter last year, reflecting the forgoing trends.

     Nine months Ended September 30, 1996 and 1995. Net sales of $25,427,000 for the first nine months of 1996 decreased by 48.1% from $49,006,000 in the corresponding period of 1995. The decrease reflects the general downturn in the retail trade, the termination of certain brand name apparel licenses and a planned redirection of the Company's business by its management.

     Cost of goods sold as a percentage of sales increased by 2.4% from the corresponding period last year. The increase resulted from higher levels of promotional sales in response to the continuing weak retail trade and the sell off of discontinued lines.

     Selling, general and administrative expenses for the first nine months of 1996 decreased by 33.9% to $7,752,000 compared to $11,723,000 for the same period of 1995, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted in the second quarter of the year as part of the Company's redirection of its business. Selling, general and administrative expenses as a percentage of sales increased to 30.5% for the first nine months of 1996 compared to 23.9% in the same period last year.

     Interest expense, net of interest income, decreased by $552,000 or 29.6% for the first nine months of 1996 compared to the corresponding period of 1995, reflecting decreased levels of financing.

     The Company recognized a loss from operations of $3,503,000 before income taxes in the first nine months of 1996, compared to a loss before taxes of $1,595,000 for the corresponding period last year, reflecting the forgoing trends and, for the current period, an impairment charge of $125,000 recognized in the second quarter against the carrying value of prepaid salary under FAS
121. See "Recent Developments --Asset Impairment under FAS 121" above.

     In the second quarter of 1996, the Company provided for the liquidation of Woody Sports. The provision totaled $1,528,000, including $160,000 for operating losses during the phase-out period and a noncash impairment charge of $1,089,000 against the carrying value of goodwill of the Canadian subsidiary. See "Recent Developments-- Disposal of Discontinued Subsidiary" and "--Asset Impairment under FAS 121" above. After accounting for the nonrecurring charge for the disposal of the discontinued subsidiary, the loss per share was $1.19 for the current period versus $.23 for the first nine months of 1995.

     The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of operating results to be expected for the full year.

Liquidity and Capital Resources

     Liquidity. Net cash provided by Stage II's operating activities during the nine months of 1996 aggregated $325,000. The Company's cash position during the period was increased by the sale of marketable securities netting $771,000. During the period, $8,000 was expended on purchases of equipment, $84,000 was paid to note holders, $758,000 was repaid to the Company's factor and $246,000 was repaid on bank borrowings by Woody Sports. As a result of these activities, the Company's cash and cash equivalents increased from $151,000 at December 31, 1995 to $201,000 at September 30, 1996, while its working capital deficit increased from $171,000 to $2,568,000. The deficit was reduced in October 1996 by the repatriation of $1,188,000 in foreign earnings and the application of these funds to reduce the Company's short term debt to its factor. See "Capital Resources" below.

     Capital Resources. The Company had retained earnings of $11,322,000 at September 30, 1996, including unremitted earnings of it's Hong Kong subsidiary ("Stage II HK") in the amount of $13,345,000, of which $10,003,000 was invested in marketable fixed-income securities. Stage II HK has paid only local (i.e., foreign) taxes associated with its unremitted earnings, which would be subject to the current U.S. tax rate on those funds (less the amount previously paid in local taxes) if they were to be repatriated and made available for domestic use. There are no restrictions on the repatriation of these unremitted earnings, other than their being subject to domestic taxation upon repatriation. The Company repatriated $1,188,000 of Stage II HK's retained earnings in October 1996 to reduce short term debt to its factor and may repatriate up to an additional $1,300,000 for the same purpose without incurring domestic taxes due to the availability of net operating losses to offset the taxable income. Except for these remissions, Stage II has no present intention of repatriating additional foreign earnings or disposing of Stage II HK's remaining marketable fixed-income securities before their scheduled maturities. Because these investments are primarily in long-term fixed-income securities, they have been classified as long-term assets. To the extent it elects to sell these securities or to make current use of the funds, the Company will recognize a gain or loss equal to the difference between their market value and its investment in the securities.

     Stage II has a factoring agreement (the "Credit Agreement") with Republic Factors Corp. (the "Factor"). The Credit Agreement provides a revolving credit facility for short-term borrowings by the Company at a floating interest rate equal to 1/2% above the prime rate of Republic National Bank. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers life insurance and the marketable securities of Stage II HK. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases where there are merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of net receivables purchased by the Factor. The Credit Agreement also provides for the issuance of letters of credit by a banking affiliate of the Factor to fund the Company's foreign manufacturing orders. The aggregate amount of borrowings and letters of credit available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $18,000,000. The Factor may terminate the Credit Agreement for any reason at any time, without penalty, upon 30 days' prior written notice. Although the Credit Agreement is scheduled to expire on December 31, 1996, the Company expects to renew the arrangement for 1997.

     At September 30, 1996, the Company's net direct borrowings under the Credit Agreement aggregated $10,900,000. As of that date, the Company had no material commitments for capital expenditures. In October 1996, the Company repaid $1,188,000 of its Credit Agreement borrowings with repatriated earnings of Stage II HK.

     Woody Sports has established a line of credit secured by an assignment of its accounts receivable and inventories, a general security agreement and an assignment and postponement of inter-company notes and receivables. The credit facility provides for borrowings at a floating interest rate equal to 1/2% above the lender's prime. At September 30, 1996, the subsidiary's net direct borrowings under its line of credit aggregated $815,000. As of that date, the subsidiary had no material commitments for capital expenditures.

     The Company believes that its internally generated funds and funds available under the Credit Agreement will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance in the future.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     In its Quarterly Reports on Form 10-Q for the first two quarters of 1996, the Company reported developments in its lawsuit against its former president and related counterclaims involving a 1994 acquisition of the apparel business owned by the former president. During the third quarter of 1996, the parties agreed to submit the matter to nonbinding arbitration.

Item 6.  Exhibits and Reports on Form 8 - K.

          (a)  Exhibits. None.

          (b)  Reports on Form 8 - K. None.

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STAGE II APPAREL CORP.


Date: November 14, 1996              BY:           /s/ Jack Clark
                                        ----------------------------------------
                                                       Jack Clark
                                                 Chairman of the Board
                                               (Duly Authorized Officer)


Date: November 14, 1996              BY:         /s/ Thomas S. Hammill
                                        ----------------------------------------
                                                     Thomas S. Hammill
                                                        Treasurer
                                                (Duly Authorized Officer)