Form 10-K
period 1996-12-31
STAGE II APPAREL CORP
filed 1997-04-29
CIK 811933

================================================================================


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NO. 1-9502

                                STAGE II APPAREL CORP.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         NEW YORK1                                    3-3016967
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      350 FIFTH AVENUE
     NEW YORK, NEW YORK                                   10118
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 564-5865

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, $.01 par value                   American Stock Exchange

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes / X / No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. / X /

As of March 31, 1997, 4,196,462 shares of Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $2,007,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                        PART I

ITEM 1.  BUSINESS

INTRODUCTION

    GENERAL. Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of men's and boy's casual apparel and activewear. The Company markets its apparel to mass merchandisers under nationally recognized brand names as well as proprietary and private labels. During 1996, the Company streamlined its operations to focus on its most popular labels and entered into manufacturing arrangements with Unique Sports Generation ("Unique Sports") for NBA brand apparel, with the addition of NFL brand sportswear planned for 1997. The Company's products are produced to its specifications by various independent manufacturers in the Far East, United States, Africa and Europe. Stage II also acts as purchasing agent for various major retailing customers.

    MARKET POSITION. Management of the Company has been engaged in importing and marketing apparel for over 40 years and believes that Stage II is a leading supplier of men's and boy's casual apparel and activewear. This assessment is based on factors including merchandiser recognition of the Company's licensed brand names as reflected in independent studies, its apparel sales penetration in major chain stores and the fragmented nature of this segment of the apparel industry. Stage II sells its products primarily to sporting goods and specialty stores, mass merchandisers and various wholesale membership clubs. During 1996, the Company had over 500 customers.

    MARKET SECTOR. Stage II has specialized in casual apparel and activewear primarily for men and boys since its inception in 1980. The Company's products offer customers a wide selection of apparel styles, fabrics and colors for leisure and sports activities and are sold at "popular" and "moderate to better" prices.

PRODUCTS

    GENERAL. The Company's product mix was historically based on the perception that retail customers generally preferred quality brand name apparel over comparable proprietary or private label products. Stage II initiated a program in 1982 to acquire U.S. license rights to nationally recognized brand names and expanded its product lines to accommodate as many as sixteen brand name licenses by 1993. Over the past few years, in response to increased demand for more moderately priced casual apparel and activewear for men and boys, the Company has consolidated its branded apparel lines to concentrate on its three most popular licenses. Stage II has also placed greater emphasis on its own proprietary labels, including MAIN EVENT, RANCHO SANTA FE, TOP SEED, METRO CLOTHING COMPANY, PRO TOUR and TIMBER RUN.

    BRAND NAME LICENSES. During the course of its license acquisition program, the Company has added and thereafter discontinued various brand name licenses in favor of more advantageous arrangements for its current brand name lines.
During 1996, Stage II relinquished license rights for its MCGREGOR, WALT DISNEY, TAZ/MAJOR LEAGUE BASEBALL and COLEMAN lines, added an exclusive license with DUNLOP for men's activewear and retained its licenses for the SPALDING brand.

    In addition to its exclusive licenses, Stage II has acquired various non-exclusive licenses and manufacturing rights. In 1993, through the acquisition of a controlling interest in Woody Sports Apparel, Inc. ("Woody Sports"), the Company added Canadian activewear licenses from the NATIONAL HOCKEY LEAGUE, MAJOR LEAGUE BASEBALL, the NATIONAL COLLEGIATE ATHLETIC ASSOCIATION AND the CANADIAN FOOTBALL LEAGUE. During 1996, the Company expanded this program domestically through manufacturing arrangements with Unique Sports, which holds non-exclusive licenses for various categories of men's and boy's activewear from the NATIONAL BASKETBALL ASSOCIATION and, commencing in April 1997, the NATIONAL FOOTBALL LEAGUE. The Company has elected to dispose of its interest in Woody Sports, which is expected to be liquidated by the end of June 1997. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

    LICENSED BRAND NAME APPAREL SALES. The Company's licensed brand name apparel generally sells at a higher price and with greater gross profit margins than its comparable private and proprietary label apparel. During 1996, 1995 and 1994, sales of brand name apparel accounted for approximately 71%, 78% and 94%, respectively, of the Company's net sales. The gradual reduction in brand name apparel as a percentage of the Company's overall product mix reflects its strategy for increasing reliance on its own proprietary labels and its customers' private labels in response to greater demand for more moderately priced men's and boy's activewear.

    LICENSE AGREEMENTS. The Company's license agreements generally require it to make minimum annual royalty payments and advertising expenditures and provide for maintenance of quality control. The license agreements also provide the licensor with a right of termination if the Company defaults on these obligations and, in certain cases, if specified minimum levels of annual net sales for licensed products are not met. These thresholds generally increase for each successive license year. Stage II is in compliance with the terms of each of its license agreements. The agreements run for various periods and are generally renewable. Prior to expiration of a profitable license, Stage II is usually able to obtain renewals or replacements on comparable terms.

    License agreements for the Company's SPALDING and COLEMAN lines each accounted for over 10% of its net sales in 1996 and 1995. These agreements provide for minimum annual royalty payments ranging from approximately $175,000 to $650,000. Stage II's net sales under these two license agreements during 1996 and 1995 aggregated approximately $19 million and $27 million, respectively. The license agreement with COLEMAN was terminated by mutual consent in May 1996 and replaced with a new DUNLOP license. The Company also increased emphasis on its own TIMBER RUN label.

MARKETING AND DISTRIBUTION

    MARKETING STRATEGY. The Company's marketing strategy focuses on multiple product lines of quality casual apparel and activewear distinguished by design, label and price. This permits Stage II to sell products to both discount and full price operating divisions of major retailers. The Company's broad range of brand name and proprietary label apparel also enables it to deliver similar apparel items under different labels to competing merchandising customers.

    MARKETING VEHICLES. Stage II sells its products through a sales force consisting of seven sales employees and nine sales agents located in New York City and other domestic locations. The Company advertises its brand name products through its catalogs distributed each season and magazines including DISCOUNT STORES NEWS, a trade periodical, and the DAILY NEWS RECORD. The Company also displays its merchandise in showrooms at its New York City headquarters. In addition, Stage II exhibits its apparel at the semi-annual trade shows produced by the Men's Apparel Guild in Las Vegas (MAGIC), a major men's and boy's apparel show, and other trade shows, including the Atlanta Super Show and the BATMAN's show for big and tall men's apparel.

    CUSTOMERS. In 1996, the Company's products were sold to over 500 customers operating national and regional chains of sporting goods, specialty and mass merchandising stores throughout the United States and Canada. Some of the Company's largest customers during 1996 (measured by sales) included Ames Department Stores, Inc., Army-Airforce Exchange Service, Hills Dept. Stores, K-Mart Stores, Inc., Henry Modell & Co., Value City, Venture Stores, Inc. and Wal-Mart Stores, Inc. Approximately 68% of the Company's 1996 net sales were made to its ten largest customers, of which Wal-Mart Stores, Inc. and Ames Department Stores, Inc. were the only customers accounting for more than 10% of net sales.

    DISTRIBUTION. The Company's brand name and proprietary label products are generally prepacked at the manufacturing site into cartons, shipped to an East Coast warehouse and then shipped directly to the customer without repacking. Products sold under retailers' own private labels are shipped directly to the retailer.

SALES AGENCY OPERATIONS

    Stage II Apparel Corp. of Hong Kong, Ltd., a wholly owned subsidiary ("Stage II HK"), provides sales agency services to Stage II and acts as purchasing agent to certain major retailing customers of the Company. Stage II HK's management has substantial experience in arranging for apparel manufacturing and export to the United States. Stage II HK monitors the production and quality control of garments manufactured for the Company in various foreign locations, inspects production facilities and evaluates potential future suppliers. Stage II HK also assists the Company's manufacturers in locating and purchasing manufacturing machinery and raw materials from time to time and when necessary to ensure timely delivery of finished products to meet the Company's manufacturing orders.

    During 1996, Stage II and Stage II HK also acted as purchasing agent for $14 million (net sales equivalent) of apparel for other apparel companies and retailers. These amounts are not included as net sales of the Company. Instead, the fees for these services are reflected as commission income. Information on the amounts of net sales and commission income, operating profit and identifiable assets attributable to the Company's operations in the United States, Canada and in the Far East is set forth in Note 2 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

MANUFACTURING

    GENERAL. Stage II does not currently own or operate any manufacturing facilities. Although the Company previously operated a domestic screen printing facility, those operations were discontinued in 1993.

    MANUFACTURING SOURCES. The Company's products are manufactured in accordance with its designs, specifications and production schedules by approximately 70 independent foreign and domestic manufacturers located in over 15 countries. Stage II determines its manufacturing requirements based on customer orders placed or indicated approximately six months prior to shipment. Manufacturing is then arranged on an order-by-order basis.

    While there are no long term contractual commitments between Stage II and its manufacturers, management believes the Company can continue to meet its manufacturing requirements from its current manufacturers and, if necessary, from other foreign and domestic sources. The Company's management has extensive experience in the apparel industry and has established long term relationships with independent manufacturers over the years. Management believes that these relationships facilitate its sourcing of manufacturing requirements. The Company also believes that the number and geographical diversity of its manufacturing sources minimize the potential risks of quota limitations on imports from certain foreign countries and adverse consequences that would result from termination of its relationship with any of its manufacturers. See "Imports and Import Restrictions" below.

    PRODUCTION ALLOCATIONS. Stage II allocates production among its suppliers based on a number of criteria, including quota considerations for foreign suppliers, availability of production capability, quality, pricing and flexibility in meeting changing production requirements on relatively short
notice.   During 1996, approximately 9% of the Company's products were manufactured in the United States, with the balance of its products manufactured in over 14 countries in the Far East, Africa and Europe.

    QUALITY CONTROL. All finished products manufactured for the Company are inspected by employees or agents of the Company or Stage II HK prior to acceptance and payment to ensure that they meet the Company's design, quality and other production specifications. Employees or agents of the Company or Stage II HK inspect initial product samples provided by manufacturers for compliance with production specifications, and production runs are not authorized until conforming samples have been approved. Payment for each foreign manufacturing order is generally backed by an irrevocable international letter of credit issued under the Company's credit agreement approximately two to six months prior to shipment of the products. The letters of credit may not be drawn until an authorized employee or agent of Stage II issues an inspection certificate certifying that the products are in compliance with the manufacturing order.

IMPORTS AND IMPORT RESTRICTIONS

    CURRENT IMPORT CONSIDERATIONS. The Company imports approximately 91% of its products from various foreign countries located in the Far East, Africa and Europe. Since 1963, imports of apparel products from these countries have been subject to constraints imposed by multilateral textile agreements with the United States applicable to specific product categories. As products in a certain product category are imported from a country into the United States, that country's quota for the product category is utilized. When an annual quota limit is reached, no more products in the category may enter into the United States during the year from that country. Stage II monitors the amount of unutilized quota available for import of the Company's products on a weekly basis and arranges its production schedules accordingly. The Company further minimizes its potential exposure to quota risks through, among other things, geographical diversification of its manufacturing sources and shifts of production among countries and manufacturers. Stage II bases its choice of manufacturer, in part, on quota considerations.

    POTENTIAL FUTURE RESTRICTIONS. The Company's ability to obtain necessary product requirements may be affected by additional bilateral agreements, unilateral trade restrictions, substantial decreases in textile import quotas, a significant drop in the value of the dollar against foreign currency, political instability resulting in the disruption of trade from exporting countries or the imposition of additional duties, taxes or other charges on imports. From time to time, legislation has been introduced in both houses of Congress seeking to limit the import of foreign goods, including cloth, clothes and shoes, to the United States. The Company's management has substantial experience in developing and maintaining sources of supply, foreign and domestic, and therefore believes that Stage II will be able to adjust to any future import restrictions by obtaining required quota rights or, when necessary, moving production to countries in which applicable quotas remain unfilled or to countries in which no quotas are imposed.

BACKLOG

    The Company's backlog of orders for garments at March 14, 1997 totaled approximately $14 million, including 1997 sales through that date, representing a decrease of $14 million from the comparable backlog of approximately $28 million at March 16, 1996, including sales through that date. Substantially all of the orders at March 14, 1997 are scheduled for delivery by the end of the year. Backlog represents orders placed by customers that are not yet due for shipment. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Cancellations, rejections and returns could reduce the amount of net sales resulting from the backlog of orders at March 14, 1997. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful or indicative of subsequent actual shipments.

COMPETITION

     The apparel business is highly competitive and consists of many importers, distributors and manufacturers, none of which accounts for a significant percentage of total industry sales, but some of which are larger and have substantially greater resources than the Company. Stage II competes with distributors that import apparel from abroad, with domestic retailers having established foreign manufacturing relationships and with companies that produce apparel domestically. The Company's sector of the apparel industry is highly fragmented, and management believes that Stage II is a leading supplier of casual apparel and activewear marketed to mass merchandisers under a number of nationally recognized brand names and proprietary labels.

EMPLOYEES

    As of December 31, 1996, the Company had 51 full-time employees, of whom 33 worked in executive, administrative, sales, clerical or warehouse capacities in New York City and other domestic locations, four worked in purchasing, production, administrative and clerical capacities in Hong Kong and 14 worked in executive, administrative, sales, clerical or warehouse capacities with Woody Sports, the Company's discontinued Canadian subsidiary. None of the Company's employees are represented by a union. Stage II considers its working relationships with employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

ITEM 2.  PROPERTIES

NEW YORK OFFICE HEADQUARTERS

    The Company's New York sales and administrative offices are located in the Empire State Building at 350 Fifth Avenue, New York, New York 10118 and consist of approximately 10,800 square feet. The offices are occupied under a lease running through 2006 and providing for an average annual base rent of approximately $343,000. The Company also is obligated to pay for electricity, certain taxes and expense escalations. In 1996, the Company made additional payments for these items aggregating approximately $96,000.

DISTRIBUTION FACILITIES

    During 1996, the Company distributed substantially all of its finished garments in the United States from a public distribution facility located in the New York metropolitan area, leased on a month-to-month basis. In 1996 and 1995, the aggregate storage costs incurred at all distribution facilities were approximately $188,000 and $289,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

    In April 1996, the Company and Stage II HK commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley, Ltd. ("Townsley") and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of Stage II and Stage II HK. The lawsuit also seeks rescission of the Company's six-year employment agreement entered with Mr. Goldman in connection with the Townsley acquisition and a seven-year employment agreement between Stage II HK and Mr. Goldman. The lawsuit is based on alleged misrepresentations in connection with the Townsley acquisition and breach of Mr. Goldman's fiduciary duties and contractual obligations under his employment agreements.

    In June 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. These include (i) $2 million in compensation for the unexpired terms of Mr. Goldman's employment agreements, (ii) $.5 million in payment of the deferred purchase price for Townsley assets and (iii) a total of $2.4 million in compensatory damages plus punitive damages for alleged misrepresentations in connection with the Company's issuance of 292,135 shares (the "Goldman Shares") of its common stock ("Common Stock") as part of the purchase price for Townsley assets.

    During the fourth quarter of 1996, the parties to this lawsuit agreed to submit their claims to nonbinding mediation, which led to an agreement in principle for a settlement of the lawsuit. The proposed settlement contemplates a payment from Stage II of approximately $1.2 million, partially offset by the relinquishment of the Goldman Shares. The Company expects to implement the proposed settlement in the near future.

    The Company is a party to several other legal proceedings incidental to its business, none of which is considered to be material to its financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

Not Applicable.

                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

TRADING MARKET

    The Company's Common Stock is listed for trading on the American Stock Exchange (the "AMEX") under the symbol SA. Trading commenced upon completion of the Company's initial public offering of its Common Stock in October 1987. The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported on the AMEX.


                                                 MARKET PRICES
                                                 -------------
    1995:                                    HIGH              LOW
    -----                                   -------         -------

    First quarter                           $ 4 5/8         $ 3 5/8
    Second quarter                            4               2 7/8
    Third quarter                             3 1/2           2 1/2
    Fourth quarter                            3 1/16          2 1/2

    1996:
    -----

    First quarter                           $ 4 1/8         $ 2 13/16
    Second quarter                            3 7/8           2 3/4
    Third quarter                             3 1/8           2 3/4
    Fourth quarter                            3               1 7/8

    1997:
    ----

    First quarter                           $ 2 1/8         $ 1 7/16

SECURITY HOLDERS

    As of March 31, 1997, there were 127 holders of record of the Company's Common Stock. Stage II estimates that there are at least 900 beneficial owners of its Common Stock.

DIVIDENDS

     Stage II paid four quarterly dividends of $.03 per share in 1994. The Company did not pay any dividends during 1996 or 1995 and does not expect to consider reinstituting dividend payments in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial data of Stage II at and for the year ended December 31 in each of the five years through 1996. The selected financial data presented below has been derived from the Company's audited consolidated financial statements, which have been restated for each of the three years ended December 31, 1995 to account for the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. For each of the three years through December 31, 1996, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                      1996            1995            1994           1993           1992
                                                      ----            ----            ----           ----           ----
INCOME STATEMENT DATA:
Net sales                                          $   33,428     $   60,177      $   59,560     $   59,574     $   75,524
Cost of goods sold                                     28,016         48,357          46,778         46,270         56,893
                                                   ----------     ----------      ----------     ----------     ----------
    Gross profit                                        5,412         11,820          12,782         13,304         18,631
Commission and other income.                              678          1,599             853          1,180          1,255
                                                   ----------     ----------      ----------     ----------     ----------
                                                        6,090         13,419          13,635         14,484         19,886

Selling, general and administrative expenses            9,195          13,341         13,059         12,201         15,046
Impairment of prepaid salary and non-compete              512             ---            ---            ---            ---
Provision (benefit) for litigation costs                  (13)            577            ---            ---            ---
                                                   ----------     ----------      ----------     ----------     ----------
    Operating profit (loss)                            (3,604)           (499)           576          2,283          4,840
Interest, net                                           1,588           2,421          1,818            829          1,292
                                                   ----------      ----------     ----------     ----------     ----------
    Income (loss) from continuing operations
         before income taxes                           (5,192)         (2,920)        (1,242)         1,454          3,548
Provision (benefit) for income taxes                      (33)           (342)          (438)           629          1,331
    Income (loss) from continuing operations before
         cumulative effect of accounting change.       (5,159)         (2,578)          (804)           825          2,217
Discontinued operations:
    Income (loss) from discontinued operations           (324)           (684)           (61)             8            ---
    Estimated loss on disposal of discontinued
         operations                                    (1,479)            ---            ---            ---            ---
                                                   ----------      ----------     ----------     ----------     ----------
                                                       (1,803)           (684)           (61)             8            ---
Cumulative effect of accounting change                    ---             ---            ---            401            ---
Net income (loss).                                 $   (6,962)     $   (3,262)      $   (865)     $   1,234      $   2,217
                                                   ----------      ----------     ----------     ----------     ----------
                                                   ----------      ----------     ----------     ----------     ----------
Net income (loss) per common share:
    Income (loss) from continuing operations       $    (1.23)     $     (.60)      $   (.19)     $     .20      $     .55
    Loss from discontinued operations                    (.43)           (.18)          (.02)           ---            ---
    Cumulative effect of accounting change.               ---             ---            ---            .10            ---
                                                   ----------      ----------     ----------     ----------     ----------
                                                   $    (1.66)     $     (.78)      $   (.21)     $     .30      $     .55
                                                   ----------      ----------     ----------     ----------     ----------
                                                   ----------      ----------     ----------     ----------     ----------
Dividends paid per common share                    $      ---      $      ---       $    .12      $     .12      $     .03
                                                   ----------      ----------     ----------     ----------     ----------
                                                   ----------      ----------     ----------     ----------     ----------
Weighted average common shares outstanding.             4,196           4,195          4,161          4,155          4,064
                                                   ----------      ----------     ----------     ----------     ----------
                                                   ----------      ----------     ----------     ----------     ----------

                                                                                 AS OF DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                      1996            1995            1994           1993           1992
                                                      ----            ----            ----           ----           ----
SUMMARY BALANCE SHEET DATA:
    Total assets                                   $   25,809     $   39,536      $   41,126     $   32,747     $   33,742
    Due to factor.                                      7,174         11,658           9,630          2,149          2,443
    Long term debt, excluding current portion             699          1,295           1,465            ---            233
    Shareholders' equity                               14,390         21,678          24,414         26,409         25,318


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company has historically developed its product lines primarily through the acquisition of exclusive and non-exclusive license rights to nationally recognized brand names for sales of its apparel in the United States. In 1996, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for its MCGREGOR, WALT DISNEY, TAZ/MAJOR LEAGUE BASEBALL and COLEMAN lines, renewing its exclusive SPALDING license and adding a new exclusive license for the DUNLOP brand. Stage II also increased its emphasis on proprietary and private label sales in 1996, including its own TIMBER RUN label, and entered into manufacturing arrangements with Unique Sports for NBA brand apparel, with the addition of the NFL brand planned for April 1997. Sales of the Company's new product lines are not expected to add significant revenues until the second half of 1997.

    In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These expenses are included in selling, general and administrative ("SG&A") expenses. Difficulties in reducing fixed SG&A costs and maintaining strong profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market have contributed significantly to the Company's net losses in the last three years. As part of its strategy for returning to profitability, in addition to consolidating its licensing arrangements in 1996, the Company has systematically reduced the scope of its operations to concentrate on its most successful products, eliminated highly promotional merchandise, trimmed SG&A expenses, added new commission sales personnel and realigned management to focus on its core product lines.

RECENT DEVELOPMENTS

    DISCONTINUED OPERATIONS. In May 1996, the Company decided to explore alternatives for disposing of its interest in Woody Sports, a Canadian distributor of activewear in which Stage II acquired 80% of the common stock and all the preferred stock in 1993 for approximately $1.6 million. In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports and has provided for a loss on disposal of $1.5 million, comprised of a provision of $326,000 for operating losses during the phase-out period and a noncash impairment charge of $1.2 million against goodwill of the subsidiary. The Company's consolidated statements of operations for the years ended December 1995 and 1994 have been restated to account for the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. The liquidation of Woody Sports is expected to be completed by the end of June 1997.

    ASSET IMPAIRMENT UNDER FAS 121.  On January 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"). FAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Stage II recognized two separate noncash impairment charges during 1996 as a result of a management realignment and related lawsuit involving the termination of the Company's
former president.  See "Legal Proceedings."   The first charge aggregating
$175,000 was recognized in the second quarter of 1996 against the carrying value of prepaid salary advanced to the former president, and the second charge totaling $337,000 was recognized in the fourth quarter of 1996 against the carrying value of the Company's non-compete covenant from the former president.

    EMPLOYEE STOCK OPTIONS.  In October 1995, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), which established financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. FAS 123 requires, among other things, that compensation costs be calculated for fixed stock options at the grant date by determining fair value using an option pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the consolidated statement of operations or making pro forma disclosures in the notes to financial statements reflecting the effects on net earnings as if the compensations cost had been recognized in the consolidated statements of operations. The Company adopted FAS 123 in 1996.

RESULTS OF OPERATIONS

    SEASONALITY. Stage II experiences some seasonal business fluctuations due primarily to seasonal buying patterns for its product mix of casual apparel and activewear. While sales of the Company's products are made throughout the year, the largest sales volume in each of the last three years occurred in the third quarter. The following table reflects these quarterly fluctuations, which have been restated to account for the operations of Woody Sports as discontinued operations and should not be construed as indicative of future net sales.

                                 QUARTERLY NET SALES
                                    (IN THOUSANDS)

                    FIRST    SECOND     THIRD    FOURTH
                   QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                   --------  --------  --------  -------  ---------

1996               $ 8,437   $ 5,693    $10,397  $ 8,901   $33,428
1995                14,015    12,233     20,387   13,542    60,177
1994                13,150    10,040     20,124   16,246    59,560

    The following tables present the Company's gross profit from continuing operations, income (loss) from continuing operations and income (loss) per share from continuing operations on a quarterly basis during the last three years.

                  QUARTERLY GROSS PROFIT FROM CONTINUING OPERATIONS
                                    (IN THOUSANDS)

                    FIRST    SECOND     THIRD    FOURTH
                   QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                   --------  --------  --------  -------   ---------

1996               $ 1,647   $   811   $ 2,126   $   828   $ 5,412
1995                 3,126     2,271     4,393     2,030    11,820
1994                 3,134     2,230     4,612     2,806    12,782

                QUARTERLY INCOME (LOSS) FROM CONTINUING OPERATIONS
                                    (IN THOUSANDS)

                    FIRST    SECOND     THIRD    FOURTH
                   QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                   --------  --------  --------  -------   ---------

1996              $(1,377)   $(2,489)  $    12   $(1,305)  $(5,159)
1995                 (453)      (769)      464    (1,820)   (2,578)
1994                  (55)      (507)      304      (546)     (804)

           QUARTERLY INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS

                    FIRST    SECOND     THIRD    FOURTH
                   QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                   --------  --------  --------  -------   ---------

1996              $  (.33)  $  (.59)   $  .00    $ (.31)   $ (1.23)
1995                 (.10)     (.18)      .11      (.43)      (.60)
1994                 (.02)     (.11)      .07      (.13)      (.19)


    1996 COMPARED TO 1995. Net sales from continuing operations of $33.4 million for 1996 decreased by 44.5% from $60.2 million in 1995. The decrease reflects intensified competition, consolidation and overall weakness in the retail apparel trade, the termination of certain brand name apparel licenses and a planned reduction in the scope of the Company's operations. Approximately $10.2 million or 38.1% of the sales decline was attributable to the relinquishment of four brand name apparel licenses in 1996. Sales of replacement brand name and proprietary lines are not expected to add significant revenues until the second half of 1997.

    Cost of goods sold as a percentage of sales increased to 83.8% in 1996 compared to 80.4% in 1995. The increase reflects lower gross profit margins primarily resulting from higher levels of promotional sales in response to the continuing weak retail trade and the sell off of discontinued lines.

    Commission and other income decreased by approximately $.9 million during 1996 compared to the prior year, reflecting a decline in the Company's sales agency business.

    SG&A expenses for 1996 decreased by 31.1% to $9.2 million compared to $13.3 million for 1995, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted in the second quarter of the year as part of the Company's redirection of its business. SG&A expenses as a percentage of sales increased to 27.5% for 1996 compared to 22.2% in the prior year, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

    During 1996, the Company recognized noncash impairment charges aggregating $512,000 for writeoffs of a former officer's prepaid salary and non-compete covenant. See "Recent Developments--Asset Impairment under FAS 121" above. In addition, during 1995, Stage II recognized a provision of $577,000 for litigation costs relating primarily to performance adjustments for an acquisition completed by the Company in 1987.

    Interest and factoring expenses, net of interest income, aggregated $1.6 million or 4.8% of sales in 1996 compared to $2.4 million or 4.0% of sales in 1995, representing a decrease of $.8 million or 34.4%. The decrease reflects lower interest rates, reduced levels of borrowing and slightly higher levels of interest income.

    The Company recognized losses from continuing operations before income tax benefits in 1996 and 1995 aggregating $5.2 million and $2.9 million, respectively, reflecting the foregoing trends and, for 1996, noncash impairment charges aggregating $512,000 for writeoffs of a former officer's prepaid salary and a non-compete covenant. See "Recent Developments--Asset Impairment under FAS 121" above. After accounting for losses of $324,000 and $765,000 from discontinued operations of Woody Sports in 1996 and 1995, respectively, and a charge of $1.5 million in 1996 for an estimated loss on disposal of the discontinued operations, the Company's net loss was $7.0 million or $1.66 per share in 1996 based on 4,196,000 average common shares outstanding compared to a net loss of $3.3 million or $.78 per share for 1995 based on 4,195,000 average common shares outstanding. See "Recent Developments--Discontinued Operations" above.

    1995 COMPARED TO 1994. The Company's net sales from continuing operations of $60.2 million in 1995 increased by 1.0% compared to $59.6 million in the prior year. Net sales in both years was affected by the general downturn in the retail trade, the termination of certain licenses and the timing of product shipments.

    Cost of goods sold as a percentage of net sales increased to 80.4% during 1995 compared to 78.5% during 1994. The increase reflects lower gross profit margins primarily resulting from higher levels of promotional sales in 1995 in response to the weak retail climate.

    Commission and other income increased by approximately $.7 million during 1995 compared to the prior year, primarily reflecting increased volume of the Company's sales agency business.

    SG&A expenses of $13.3 million in 1995 increased by 2.2% from $13.1 million in the prior year. The relatively constant level of SG&A expenses reflects ongoing efforts to cut costs partially offset by costs associated with terminating several licenses in 1995.

    Interest and factoring expenses, net of interest income, aggregated $2.4 million in 1995, representing an increase of 33.2% compared to net interest and factoring expenses of $1.8 million in 1994. The increase was due to higher interest rates, increased levels of borrowing and lower levels of interest income.

    In 1995, Stage II incurred nonrecurring litigation costs aggregating $577,000. The costs relate primarily to performance adjustments for an acquisition completed by the Company in 1987.

    Stage II recognized losses from continuing operations before income tax benefits in 1995 and 1994 aggregating $2.8 million and $1.2 million, respectively, reflecting decreased sales and profit margins, increased borrowing costs and nonrecurring litigation costs. After accounting for losses of $765,000 and $83,000 from discontinued operations of Woody Sports in 1995 and 1994, respectively, the Company's net loss was $3.3 million or $.78 per share for 1995 based on 4,195,000 average common shares outstanding compared to a net loss of $.9 million or $.21 per share for 1994 based on 4,161,000 average common shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. Net cash provided by Stage II's operating activities during 1996 aggregated $3.4 million. The Company's cash position during the year was further increased by the sale of marketable securities held by Stage II HK netting $2.1 million. During 1996, $4.5 million was repaid to the Company's factor, $577,000 was repaid on bank borrowings by Woody Sports and $171,000 was paid to note holders. As a result of these activities, the Company's cash position increased from $151,000 at December 31, 1995 to $429,000 at December 31, 1996.

    CAPITAL RESOURCES. The Company had retained earnings of $9.3 million at December 31, 1996, including unremitted earnings of Stage II HK in the amount of $11.7 million, of which $8.6 million was invested in marketable fixed-income securities. Stage II HK has paid only local (i.e., foreign) taxes associated with its unremitted earnings, which would be subject to the current U.S. tax rate on those funds (less the amount previously paid in local taxes) if they were to be repatriated and made available for domestic use. There are no restrictions on the repatriation of these unremitted earnings, other than their being subject to domestic taxation upon repatriation. During 1996, the Company repatriated $3.4 million of Stage II HK's retained earnings and applied the funds primarily to reduce short term debt to its factor. The repatriation did not trigger domestic taxes due to the availability of net operating losses to offset the taxable income.

    In 1997, the Company decided to repatriate an additional $6.3 million of Stage II HK's retained earnings to substantially reduce short term debt.
The repatriation is not expected to trigger domestic taxes due to the availability of net operating losses to offset any taxable income created. Stage II does not expect to repatriate additional retained earnings without available net operating losses to offset the taxable income. To the extent it decides to sell these securities or to make current use of the funds, the Company will recognize a gain or loss equal to the difference between their market value and its investment in the securities at the time of the decision to liquidate.

    Stage II maintains a factoring agreement (the "Credit Agreement") with Republic Factors Corp. (the "Factor"). The Credit Agreement provides a revolving credit facility for short term borrowings by Stage II at a floating interest rate equal to 1/2% above the prime rate of Republic National Bank. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers' life insurance and the marketable securities of Stage II HK. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases where there are merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of net receivables purchased by the Factor.

    The Credit Agreement also provides for the issuance of letters of credit by a banking affiliate of the Factor to fund the Company's foreign manufacturing orders. The aggregate amount of borrowings and letters of credit available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $13 million. The Credit Agreement is scheduled to expire on December 31, 1997, subject to automatic one-year renewal terms unless terminated at the option of either party.

    During 1996, the Company repaid $4.5 million of its Credit Agreement borrowings primarily with repatriated earnings of Stage II HK. At December 31, 1996, the Company's net direct borrowings under the Credit Agreement aggregated $7.2 million. Stage II currently intends to repay most of its borrowings under the Credit Agreement during the second quarter of 1997 with additional repatriated earnings of Stage II HK and refinance the balance of these borrowings under a new credit agreement expected to be entered with Milberg Factors, Inc. ("Milberg"). The Company has received a term commitment from Milberg for the new arrangement on terms similar to the Credit Agreement.

    Woody Sports has established a line of credit secured by an assignment of its accounts receivable and inventories, a general security agreement and an assignment and postponement of inter-company notes and receivables. The credit facility provides for borrowings at a floating interest rate equal to 1/2% above the lender's prime. At December 31, 1996, the subsidiary's net direct borrowings under its line of credit aggregated $434,000. As of that date, the subsidiary had no material commitments for capital expenditures. In March 1997, Woody Sports repaid all outstanding obligations under its credit facility and elected to terminate the facility in connection with its planned liquidation.

    The Company believes that its internally generated funds and borrowings available under its credit arrangements will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future, including its planned new credit agreement with Milberg.

    INFLATION. The general level of inflation in domestic and foreign economies has not had a material effect on the Company's operating results during the last three years.

    NEW ACCOUNTING PRONOUNCEMENT. In June 1996, the Financial Accounting Standards Board issued Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("FAS 125").
FAS 125 is effective for covered transactions occurring after December 31, 1996 and is to be applied prospectively. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that amount to sales from transfers to collateralize secured borrowings. The Company does not expect the adoption of FAS 125 to have a material effect on its financial position, results of operations or liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            INDEX TO FINANCIAL STATEMENTS
                            -----------------------------
PAGE
----

STAGE II APPAREL CORP. AND SUBSIDIARIES:

 Independent Auditors' Report ...................................... F-1
 Consolidated Balance Sheets - December 31, 1996 and 1995........... F-2
 Consolidated Statements of Operations - For the years
   ended December 31, 1996, 1995 and 1994........................... F-3
 Consolidated Statements of Cash Flows - For the years
   ended December 31, 1996, 1995 and 1994........................... F-4
 Consolidated Statements of Shareholders' Equity - For
   the years ended December 31, 1996, 1995 and 1994................. F-5
 Notes to Consolidated Financial Statements......................... F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

                                                                      OFFICER OF
                                                                       STAGE II
NAME                    AGE                 POSITION                     SINCE
----                    ---            --------------------              -----

Jack Clark              69             Chairman of the Board             1982
Steven R. Clark         40             President                         1980
Anthony M. Pisano       56             Executive Vice President          1996
                                       and Chief Financial Officer
Ronald Cohen            55             Executive Vice President -        1996
                                       Operations
Carl Jenkins            54             Executive Vice President -        1996
                                       Production and Foreign
                                       Operations


    A summary of the business experience and background of the Company's officers is set forth below.

    JACK CLARK has served as the Chairman of the Board and a director of the Company since 1982. From 1982 through January 1987, he served as a consultant to the Company and other apparel companies in his capacity as president of J.C.C. Consulting Corp., with his services since that date provided directly and exclusively to the Company. Mr. Clark is primarily responsible for the Company's strategic planning, including product designs and development, manufacturing and acquisitions. Mr. Clark has been engaged in the apparel business for over 40 years.

    STEVEN R. CLARK has been a member of the Company's sales force and served as a director of the Company since its formation in 1980, and has served as its President since 1996 and Executive Vice President - Big and Tall Apparel since 1992, prior to which he was Division Head - Big and Tall Apparel. He is the son of Jack Clark, Chairman of the Board of the Company, and has been engaged in the apparel business for over 15 years.

    ANTHONY M. PISANO joined Stage II in 1996 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, he served as President of AMP Consulting Corp., which he founded in 1995. Mr. Pisano was the Chief Financial Officer of Gloria Vanderbilt Corporation from 1994 through 1995 and the Chief Financial Officer of Bernard Chaus, Inc. from 1987 through 1994. He was a partner in the Consulting Service Division of Ernst & Young LLP from 1982 through 1987.

    RONALD COHEN joined Stage II in 1988 as Director of Operations and was appointed as Executive Vice President - Operations and a director of Stage II in 1996. He is principally responsible for the Company's computer operations, import arrangements and sales monitoring. Prior to joining Stage II, Mr. Cohen served for four years as President of Scottodd, Inc., a consulting company.

    CARL JENKINS joined the Company in 1994 as Director of Production and Foreign Operations and was appointed as Executive Vice President - Production and Foreign Operations in 1996. Prior to joining Stage II, he served in a similar position with Townsley for more than five years.

    The balance of Part III to this Report is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)  FINANCIAL STATEMENTS AND SCHEDULES:

         (1) FINANCIAL STATEMENTS: The financial statements listed in the Index under Item 8 are included at the end of this Report.

         (2) SCHEDULES: All schedules for which provision is made in applicable accounting regulations of the SEC have been omitted as the schedules are either not required under the related instructions, are not applicable or the information required thereby is set forth in the Company's Consolidated Financial Statements or the Notes thereto.

         (3)  EXHIBITS:

         EXHIBIT
         NUMBER:   EXHIBIT

    2.1*           Amended and Restated Certificate of Incorporation of the
                   Company.
    3.2*           By-Laws of the Company.
    4.1*           Form of Stock Certificate.
    10.1*          1987 Incentive Stock Option Plan.
    10.2           License Agreement dated as of January 1, 1988 between the
                   Company and Spalding Sports Worldwide, a division of Spalding & Evenflo Companies Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                   IO-Q (File No.1-9502) for the quarter ended February 29,
                   1988).
    10.3           Combined License Agreement dated November 30, 1989 between
                   McGregor Corporation and the Company (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K (File No. 1-9502) for the year ended December 31,
                   1989).
    10.4           License Agreement dated January 1, 1990 between McGregor
                   Corporation and the Company (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K
                   (File No. 1-9502) for the year ended December 31, 1989).
    10.5           License agreement dated March 14, 1996 between Dunlop
                   Slazenger Corporation and the Company (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K (File No. 1-9502) for the year ended December 31,
                   1995).
    10.6           Buy-Sell Agreement dated as of January 31, 1992 among the
                   Company, Jack Clark and Robert Plotkin (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 1-9502) for the year ended December 31,
                   1994).
    21.1           Subsidiaries of the Company (incorporated by reference to
                   Exhibit 21.1 to the Company's Annual Report on Form 10-K
                   (File No. 1-9502) for the year ended December 31, 1994).
    24.1           Power of Attorney of Jack Clark, Steven R. Clark, Ron Cohen,
                   Stephen Jelin, Eugene Myers and Robert Plotkin.

----------------------
* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).


    (B) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1997.

                                STAGE II APPAREL CORP.





By:      /s/ JACK CLARK                     By:       /s/ ANTHONY M. PISANO
   -----------------------------               --------------------------------
           Jack Clark,                                   Anthony M. Pisano
      Chairman of the Board                          Executive Vice President
   (Principal Executive Officer)                    and Chief Financial Officer
                                                      (Principal Financial and
                                                        Accounting Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.




                                           TITLE                      DATE
                                           -----                      ----

Jack Clark, Steven R. Clark,*             Directors
Ron Cohen,* Stephen Jelin,*
Eugene Myers* and Robert Plotkin*



By: /s/ JACK CLARK                                               April 15, 1997
    -------------------
    *Jack Clark as attorney-in-fact

                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Stage II Apparel Corp.:



We have audited the accompanying consolidated balance sheets of Stage II Apparel Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage II Apparel Corp. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for marketable securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."





                                       KPMG PEAT MARWICK  LLP



New York, New York
March 31, 1997

                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                                                                             1996            1995
                                                                                          ---------       ---------
ASSETS:
    Cash.......................................................................           $     429       $     151
    Accounts receivable (notes 3 and 5)........................................               1,334           2,063
    Finished goods inventory (notes 3 and 6) ..................................               5,130          12,507
    Prepaid expenses...........................................................                 374             928
    Prepaid income taxes and refunds receivable................................                 130             743
                                                                                          ---------       ---------
         Total current assets..................................................               7,397          16,392
    Property and equipment, at cost, less accumulated depreciation (note 7)....                 585             772
    Marketable securities (notes 3 and 8)......................................               8,655          11,124
    Goodwill, less accumulated amortization of $2,056 and $1,562 at
         December 31, 1996, and 1995, respectively.............................               7,558           9,230
    Covenant not to compete, less accumulated amortization of $213
         and $118 at December 31, 1996, and 1995, respectively.................                 300             731
     Other assets..............................................................               1,314           1,287
                                                                                          ---------       ---------
         TOTAL ASSETS..........................................................           $  25,809       $  39,536
                                                                                          ---------       ---------
                                                                                          ---------       ---------
LIABILITIES:
    Due to factor (note 3).....................................................           $   7,174       $  11,658
    Due to bank (note 4).......................................................                 434           1,011
    Accounts payable...........................................................               1,838           2,645
    Notes payable - current (note 9)...........................................                 185             170
    Notes payable to shareholder - current (note 10)...........................                 411             ---
    Income taxes payable.......................................................                   8              51
    Accrued royalties..........................................................                 182             648
    Other current liabilities..................................................                 488             380
                                                                                          ---------       ---------
         Total current liabilities.............................................              10,720          16,563
    Notes payable - long term (note 9).........................................                 199             384
    Notes payable to shareholder - long term (note 10).........................                 500             911
                                                                                          ---------       ---------
         TOTAL LIABILITIES.....................................................              11,419          17,858
                                                                                          ---------       ---------
SHAREHOLDERS' EQUITY (notes 16 and 17):
    Preferred stock, $.01 par value, 1,000 shares authorized;
         none issued and outstanding...........................................                 ---             ---
    Common stock, $.01 par value, 9,000 shares authorized;
         4,983 shares issued and 4,196 shares outstanding at
         December 31, 1996 and 1995............................................                  50              50
    Additional paid-in capital.................................................               7,502           7,502
    Retained earnings..........................................................               9,346          16,308
                                                                                          ---------       ---------
                                                                                             16,898          23,860
    Less treasury stock, at cost; 797 shares at December 31, 1996 and 1995.....              (2,092)         (2,092)
    Allowance for decline in market value of securities available for sale
         (note 8)..............................................................                (329)            ---
    Cumulative translation adjustment..........................................                 (87)            (90)
                                                                                          ---------       ---------
         TOTAL SHAREHOLDERS' EQUITY............................................              14,390           21,678
                                                                                          ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................          $   25,809       $   39,536
                                                                                          ---------       ---------
                                                                                          ---------       ---------
See Notes to Consolidated Financial Statements.


                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                 1996          1995            1994
                                                                             -----------    -----------    -----------
Net sales..............................................................      $    33,428    $    60,177    $    59,560
Cost of goods sold (note 6)............................................           28,016         48,357         46,778
                                                                             -----------    -----------    -----------

Gross profit...........................................................            5,412         11,820         12,782
Commission and other income............................................              678          1,599            853
                                                                             -----------    -----------    -----------
                                                                                   6,090         13,419         13,635

Selling, general and administrative expenses (notes 12, 15 & 18).......            9,195         13,341         13,059
Impairment of prepaid salary and non-compete covenant..................              512            ---            ---
Provision (benefit) for litigation costs...............................              (13)           577            ---
                                                                             -----------    -----------    -----------

Operating profit (loss)................................................           (3,604)          (499)           576

Other income (expenses):
    Interest income....................................................              748            734            832
    Interest and factoring expenses....................................           (2,336)        (3,155)        (2,266)
    Interest on income tax settlement..................................              ---            ---           (384)
                                                                             -----------    -----------    -----------

Loss from continuing operations before income tax benefit..............           (5,192)        (2,920)        (1,242)

Benefit for income taxes (note 14).....................................              (33)          (342)          (438)
                                                                             -----------    -----------    -----------
Loss from continuing operations........................................           (5,159)        (2,578)          (804)

Discontinued operations:
    Loss from discontinued operations..................................             (324)          (684)           (61)
    Estimated loss on disposal of discontinued operations..............           (1,479)           ---            ---
                                                                             -----------    -----------    -----------
                                                                                  (1,803)          (684)           (61)
                                                                             -----------    -----------    -----------
Net loss...............................................................      $    (6,962)   $    (3,262)     $    (865)
                                                                             -----------    -----------    -----------
                                                                             -----------    -----------    -----------

Net loss per common share:
    Loss from continuing operations....................................      $     (1.23)   $      (.62)     $    (.19)
    Loss from discontinued operations..................................             (.43)          (.16)          (.02)
                                                                             -----------    -----------    -----------
                                                                             $     (1.66)   $      (.78)     $    (.21)
                                                                             -----------    -----------    -----------
                                                                             -----------    -----------    -----------
Dividends paid per common share.......................................       $       ---    $       ---      $     .12
                                                                             -----------    -----------    -----------
                                                                             -----------    -----------    -----------
Weighted average common shares outstanding............................             4,196          4,195          4,161
                                                                             -----------    -----------    -----------
                                                                             -----------    -----------    -----------
See Notes to Consolidated Financial Statements.


                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                  1996           1995          1994
                                                                              -----------    -----------    ---------
OPERATING ACTIVITIES:
    Net loss............................................................      $    (6,962)   $    (3,262)   $    (865)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Provision for discontinued operations...............................            1,187            ---          ---
    Depreciation and amortization of property and equipment.............              171            202          303
    Amortization and impairment of goodwill and non-compete covenant....            1,032            666          328
    Loss (gain) on sale or abandonment of property and equipment........               26            ---          (12)
    Minority interest in loss of subsidiary.............................              ---            (81)         (22)
    Deferred tax expense (benefit)......................................              ---            417         (107)
    Changes in assets and liabilities, net of effects of acquisition:
         Decrease in accounts receivable, net...........................              670             97          890
         Decrease in finished goods inventory...........................            7,354            311        4,762
         Decrease in prepaid expenses...................................              554            272          214
         Decrease (increase) in prepaid income taxes and refunds
              receivable................................................              613           (187)        (556)
         Decrease (increase) in other assets............................              (27)           268         (444)
         Decrease in accounts payable...................................             (807)          (327)      (1,447)
         Decrease in income taxes payable...............................              (42)          (109)          (6)
         Increase (decrease) in accrued royalties.......................             (466)          (203)         209
         Increase (decrease) in other current liabilities...............               75           (606)         671
                                                                              -----------    -----------    ---------
    Net cash provided by (used in) operating activities.................            3,378         (2,542)       3,918
                                                                              -----------    -----------    ---------
INVESTING ACTIVITIES:
    Purchase and sale of property and equipment, net....................               (9)          (124)        (239)
    Sale or redemption of available for sale marketable securities                  2,139            412        1,695
    Purchase of available for sale marketable securities................              ---           (198)         ---
    Investment in Woody Sports Apparel Inc..............................              ---           (226)         ---
    Investment in Stage II Licensed Products, Inc.......................              ---            ---          (85)
    Purchase of Townsley Ltd. assets and liabilities, net of
         cash acquired..................................................              ---            ---       (2,006)
                                                                              -----------    -----------    ---------
    Net cash provided by (used in) investing activities.................            2,130           (136)        (635)
                                                                              -----------    -----------    ---------
FINANCING ACTIVITIES:
     Payments of notes payable..........................................             (171)          (158)        (106)
     Borrowings from factor.............................................           29,847         63,277       66,328
     Repayments to factor...............................................          (34,332)       (61,248)     (68,236)
     Borrowings from bank...............................................            2,862          6,133        5,609
     Repayments to bank.................................................           (3,439)        (5,531)      (5,200)
     Treasury stock transactions, net...................................              ---             23       (1,171)
     Cash dividends.....................................................              ---            ---         (493)
                                                                              -----------    -----------    ---------
    Net cash provided by (used in) financing activities.................           (5,233)         2,496       (3,269)
                                                                              -----------    -----------    ---------
    Effects of exchange rate changes on cash............................                3            (32)          (3)
                                                                              -----------    -----------    ---------
    Net increase (decrease) in cash.....................................              278           (214)          11
    Cash at beginning of year...........................................              151            365          354
                                                                              -----------    -----------    ---------
    Cash at end of year.................................................      $       429    $       151    $     365
                                                                              -----------    -----------    ---------
                                                                              -----------    -----------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid for income taxes..........................................      $        16    $       164    $     327
                                                                              -----------    -----------    ---------
                                                                              -----------    -----------    ---------
    Cash paid for interest, excluding factoring fees....................      $     1,680    $     3,121    $   1,681
                                                                              -----------    -----------    ---------
                                                                              -----------    -----------    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Purchase of Townsley Ltd. assets and liabilities financed by:
         Increase in treasury stock.....................................      $       ---    $       ---    $   1,300
                                                                              -----------    -----------    ---------
                                                                              -----------    -----------    ---------
         Increase in notes payable......................................      $       ---    $       ---    $     911
                                                                              -----------    -----------    ---------
                                                                              -----------    -----------    ---------
    Increase in allowance for decline in market value of available
         for sale securities............................................      $       329    $       ---    $     ---
                                                                              -----------    -----------    ---------
                                                                              -----------    -----------    ---------

See Notes to Consolidated Financial Statements.

                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (In thousands, except per share data)

                                                                                                           ALLOWANCE FOR
                                                                                                             DECLINE IN
                                              COMMON                                                        MARKET VALUE   TOTAL
                                               STOCK    ADDITIONAL                   TREASURY   CUMULATIVE  OF SECURITIES  SHARE-
                                                PAR       PAID IN      RETAINED       STOCK     TRANSLATION   AVAILABLE    HOLDERS'
                                               VALUE      CAPITAL      EARNINGS        COST      ADJUSTMENT    FOR SALE    EQUITY
                                               -----      -------      --------        ----      ----------    --------    ------
Balance at December 31, 1993                   $  50     $  7,183     $  20,928    $   (1,697)   $    (55)   $    ---    $  26,409

Purchase of treasury stock (note 16)             ---          ---           ---        (1,171)        ---         ---       (1,171)
Treasury stock issued in acquisition (note 16)   ---          538           ---           762         ---         ---        1,300
Cash dividend - $.12 per share                   ---          ---          (493)          ---         ---         ---         (493)
Translation adjustment                           ---          ---           ---           ---          (3)        ---           (3)
Decline in market value of securities            ---          ---           ---           ---         ---        (762)        (762)
Net loss                                                                   (865)                                              (865)
                                               -----     --------      --------    ----------    --------    --------    ---------

Balance at December 31, 1994                      50        7,721        19,570        (2,106)        (58)       (762)      24,415

Issuance of treasury stock in
     settlement (note 16)                        ---            8           ---            14         ---         ---           22
Payment on contractual value of
     stock (note 16).                            ---         (227)          ---           ---         ---         ---         (227)
Translation adjustment                           ---          ---           ---           ---         (32)        ---          (32)
Decline in market value of securities            ---          ---           ---           ---         ---         762          762
Net loss                                         ---          ---        (3,262)          ---         ---         ---       (3,262)
                                               -----     --------      --------    ----------    --------    --------    ---------

Balance at December 31, 1995                      50        7,502        16,308        (2,092)        (90)        ---       21,678

Translation adjustment                           ---          ---           ---           ---           3         ---            3
Decline in market value of securities            ---          ---           ---           ---         ---        (329)        (329)
Net loss                                         ---          ---        (6,962)          ---         ---         ---       (6,962)
                                               -----     --------      --------    ----------    --------    --------    ---------

Balance at December 31, 1996                   $  50     $  7,502      $  9,346    $   (2,092)   $    (87)   $   (329)   $  14,390
                                               -----     --------      --------    ----------    --------    --------    ---------
                                               -----     --------      --------    ----------    --------    --------    ---------


See Notes to Consolidated Financial Statements.

                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Stage II Apparel Corp. and its subsidiaries (the "Company" or "Stage II"). Each subsidiary is wholly owned other than a majority owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

    BUSINESS ACTIVITY. The Company designs, arranges for the manufacture and markets an extensive range of sports and casual apparel. Products are marketed under exclusive and non-exclusive brand name licenses as well as proprietary and private labels. None of the Company's license agreements requires more than $10,000 in up-front payments. See Note 15--Commitments and Contingencies.
Stage II also acts through a wholly owned subsidiary as purchasing agent for various major retailing customers.

    REVENUE RECOGNITION. Stage II recognizes revenue from all categories of apparel sales at the time merchandise is shipped. Commissions from sales agency operations of the Company's Hong Kong subsidiary ("Stage II HK") are recognized when invoiced to customers.

    GOODWILL. The Company's goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 and 25 years, the expected periods to be benefitted. Stage II assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired products, customers and operations. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the average market rate of return on long term fixed-income securities. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. See "Asset Impairment under FAS 121" below.

    RESTATEMENT FOR DISCONTINUED OPERATIONS. The consolidated statements of operations for the years ended December 31, 1995 and 1994 have been restated to account for the operations of Woody Sports, the Company's 80% owned Canadian subsidiary, as discontinued operations in view of the Company's decision to dispose of its interest in Woody Sports. See Note 4--Discontinued Operations.

    ASSET IMPAIRMENT UNDER FAS 121. On January 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"). FAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Adoption of FAS 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

    CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 1996 and 1995, the Company had no cash equivalents.

    MARKETABLE SECURITIES. Marketable securities at December 31, 1996 and 1995 consist of U.S. Treasury Notes, Government National Mortgage Association ("GNMA") bonds and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale and records the securities at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

    FINISHED GOODS INVENTORY. Finished goods inventory is stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation and amortization are computed on both the straight-line and accelerated methods, at rates based upon estimated useful lives of 3 to 5 years for automobiles, 5 to 7 years for furniture, fixtures and equipment and the shorter of lease term or life of the leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

    INCOME TAXES. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are projected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    NET LOSS PER SHARE. Net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each period. The Company's outstanding stock options are anti-dilutive and therefore have not been considered in the computation of net loss per share.

    STOCK BASED COMPENSATION. The Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), in 1996. Under the provisions of FAS 123, companies can elect to account for stock based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company has elected to continue using the intrinsic value method to account for its stock based compensation plans. See Note 17--Stock Option Plans.

    USE OF ESTIMATES. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    FOREIGN CURRENCY TRANSLATION. The assets and liabilities of Woody Sports are translated at prevailing year-end rates of exchange, and its income and expense accounts are translated at the weighted average rates for each period presented. Until liquidation of Woody Sports is completed, foreign exchange translation gains or losses are recorded in the equity section of the accompanying consolidated balance sheets. Upon liquidation of Woody Sports, translation gains or losses will be included in the determination of income or loss.

    RECLASSIFICATIONS. Certain 1995 and 1994 items have been reclassified to conform to the 1996 consolidated financial statement presentation.

NOTE 2.  MAJOR CUSTOMERS AND GEOGRAPHIC AREA DATA

    Stage II operates in one industry segment. The Company's apparel sales are made primarily in the United States. Its customers are generally comprised of national and regional chains of sporting goods and specialty stores, mass merchandisers and various wholesale membership clubs. During 1996, 1995 and 1994, approximately 68%, 60% and 53%, respectively, of net sales were made to the Company's ten largest customers, none of which accounted for 10% or more of net sales except Wal-Mart Stores, Inc. in all three of those years and Ames Department Stores, Inc. in 1996.

    Information regarding the Company's geographic operations, including corporate assets consisting primarily of cash and marketable securities, is set forth below. Intercompany sales between the Company and Stage II HK are recorded on a cash plus 8% mark-up basis. Identifiable assets of the Company's discontinued Canadian subsidiary aggregating $769,000, $2.3 million and $1.6 million at December 31, 1996, 1995 and 1994, respectively, are included in identifiable assets in the United States.

                                    (IN THOUSANDS)

                                                 AS OF DECEMBER 31, 1996
                                         -------------------------------------
                                         UNITED
CORPORATE ASSETS:                        STATES      FAR EAST      CONSOLIDATED
                                         ------      --------      ------------

U.S. Treasury notes.............         $   ---     $   2,237      $   2,237
Discount on notes...............             ---            (6)            (6)
GNMAs...........................             ---         6,413          6,413
Equity securities...............              11           ---             11
Goodwill........................           6,283         1,275          7,558
Non-compete covenant                         100           200            300
                                        --------     ---------      ---------
                                        $  6,394     $  10,119      $  16,513
                                        --------     ---------      ---------
                                        --------     ---------      ---------

                                       UNITED
CORPORATE OPERATIONS:                  STATES         FAR EAST        CORPORATE        ELIMINATIONS     CONSOLIDATED
---------------------                  ------         --------        ---------        ------------     ------------
Year ended December 31, 1996
Net sales.......................  $    33,428       $    15,004       $    ---       $    (15,004)     $    33,428
Commissions and other income....            2               676            ---                ---              678
Operating profit (loss).........       (4,798)            1,080            ---                114           (3,604)
Interest income.................          ---               ---            ---                ---              748
Interest and factoring expenses.          ---               ---            ---                ---           (2,336)
Loss from continuing operations
  before income tax benefit.....          ---               ---            ---                ---           (5,192)
Identifiable assets.............        6,207             9,748         16,513             (6,659)          25,809

Year ended December 31, 1995
Net sales.......................       60,177            20,230            ---            (20,230)          60,177
Commissions and other income....          169             1,430            ---                ---            1,599
Provision for litigation costs..          ---               ---            ---                ---              577
Operating profit (loss).........       (2,705)            2,321            ---               (115)            (499)
Interest income.................          ---               ---            ---                ---              734
Interest and factoring expenses.          ---               ---            ---                ---           (3,155)
Loss from continuing operations
  before income tax benefit.....          ---               ---            ---                ---           (2,920)
Identifiable assets.............       18,869             5,241         21,050             (5,624)          39,536


                                       UNITED
CORPORATE OPERATIONS:                  STATES         FAR EAST        CORPORATE        ELIMINATIONS     CONSOLIDATED
---------------------                  ------         --------        ---------        ------------     ------------

Year ended December 31, 1994
Net sales                         $   59,560        $    678          $    ---       $    (678)        $    59,560
Commissions and other income             332             521               ---             ---                 853
Operating profit                         311             265               ---             ---                 576
Interest income                          ---             ---               ---             ---                 832
Interest and factoring expenses          ---             ---               ---             ---              (2,266)
Interest on income tax settlement        ---             ---               ---             ---                (384)
Loss from continuing operations
  before income tax benefit              ---             ---               ---             ---              (1,242)
Identifiable assets                   24,107           2,878          $ 20,748          (6,554)             41,179


NOTE 3.  DUE TO FACTOR

    Stage II maintains a factoring agreement (the "Credit Agreement") with a financial institution (the "Factor") providing a revolving credit facility for short-term borrowings by the Company at a floating interest rate equal to 1/2% above prime prior to June 30, 1995, 11/4% above prime for the quarter ended September 30, 1995, 1% above prime for the quarter ended December 31, 1995 and
1/2% above prime thereafter.   Borrowings under the Credit Agreement are
payable upon demand and secured by the Company's inventory, accounts receivable, marketable securities and collateral provided by the two principal shareholders of the Company. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. The Factor is responsible for the accounting for and collection of all accounts receivable sold to it by Stage II. The Credit Agreement also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders.

    The aggregate amount of borrowings and letters of credit available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $13 million. The Company may terminate the Credit Agreement for any reason at the renewal date, without penalty, upon 30 days' prior written notice, while the Factor has the right of termination upon 30 days' prior written notice at any time. The Credit Agreement expires on December 31, 1997, subject to automatic one-year renewal terms unless terminated at the option of either party. Stage II was indebted to the Factor under the Credit Agreement at December 31, 1996 and 1995 as follows:

                                    (IN THOUSANDS)

                                                      DECEMBER 31,
                                                 --------------------
                                                 1996           1995
                                                 ----           ----

    Factor advances......................      $ 11,500       $ 18,324
    Accounts receivable..................        (4,326)        (6,666)
                                               --------       --------
    Net due to factor....................      $  7,174       $ 11,658
                                               --------       --------
                                               --------       --------

    Stage II intends to repay most of its borrowings under the Credit Agreement during the second quarter of 1997 with repatriated earnings of Stage II HK and refinance the balance of these borrowings under a new credit agreement expected to be entered with a different financial institution that has provided a firm commitment for the new arrangement on terms similar to the Credit Agreement.

NOTE 4.  DISCONTINUED OPERATIONS

    In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports, its 80% owned Canadian subsidiary. The operations of Woody Sports have been accounted for as discontinued operations because the subsidiary's operations dealt with a separate and distinct class of customers from those of the Company's continuing operations. As of a result, Stage II has provided for an estimated loss on disposal of $1.5 million, consisting of a provision of $326,000 for operating losses during the phase-out period and a noncash impairment charge of $1.2 million against goodwill of the subsidiary. The Company's consolidated statements of operations for the years ended December 31, 1995 and 1994 have been restated to account for the operations of the discontinued subsidiary separately from continuing operations. The Company's consolidated balance sheets have not been reclassified. Assets and liabilities of Woody Sports included in the consolidated balance sheets at December 31, 1996 and 1995 were as follows:

                            (In thousands)

                                                      DECEMBER 31,
                                                 --------------------
                                                 1996             1995
                                                 ----            ----

Current assets...........................      $   769         $  1,950
Current liabilities......................         (996)          (1,549)
Noncurrent assets........................           --             (353)
Noncurrent liabilities...................           --               --


    During 1996 and 1995, Woody Sports maintained a line of credit secured by an assignment of its accounts receivable and inventories, a general security agreement and an assignment and postponement of intercompany notes and receivables. The credit facility provided for borrowings at a floating interest rate equal to 1/2% above the lender's prime rate. At December 31, 1995, Woody Sports was in default on two financial covenants under the agreement covering the credit facility requiring the subsidiary to maintain a working capital ratio of 1.2 to 1 and a debt to tangible net worth ratio of not less than 2.0 to 1. The subsidiary obtained a waiver for the default of these covenants from the bank and was in compliance at December 31, 1996 with its credit facility covenants. On March 31, 1997, all of the subsidiary's obligations under the facility were repaid, and the facility was terminated in connection with the liquidation of Woody Sports.

NOTE 5.  ACCOUNTS RECEIVABLE

    Accounts receivable, less allowances for returns, discounts and bad debts aggregating $486,000 and $408,000 at December 31, 1996 and 1995, respectively, consist primarily of non-factored receivables and other amounts due from customers for domestic shipments and overseas commissions. Substantially all of the Company's receivables have been pledged in accordance with the terms of its Credit Agreement and the agreement covering the credit facility of its Canadian subsidiary. See Note 3--Due to Factor.

NOTE 6.  FINISHED GOODS INVENTORY

    Inventory, consisting primarily of finished goods, is classified as follows:

                            (In thousands)

                                                              DECEMBER 31,
                                                       -------------------------
                                                          1996            1995
                                                       ----------     ----------
    Landed........................................     $    3,274     $    7,267
    In transit....................................          1,856          5,240
                                                       ----------     ----------
    Total.........................................     $    5,130     $   12,507
                                                       ----------     ----------
                                                       ----------     ----------

    The finished goods inventory has been pledged in accordance with the terms of the Company's Credit Agreement. See Note 3--Due to Factor. For the years ended December 31, 1996, 1995 and 1994, general and administrative costs charged to cost of goods sold amounted to $711,000, $870,000 and $721,000, respectively. General and administrative overhead costs capitalized in inventory at December 31, 1996 and 1995 were $148,000 and $186,000, respectively.

NOTE 7.  PROPERTY AND EQUIPMENT

    The major classes of property and equipment are as follows:

                                    (In thousands)

                                                              DECEMBER 31,
                                                       -------------------------
                                                          1996            1995
                                                       ----------     ----------

    Automobiles ..................................     $     66        $    68
    Furniture, fixtures and equipment.............          548            854
    Leasehold improvements........................          796            825
                                                       --------        -------
                                                          1,410          1,747
    Less accumulated depreciation and amortization          825            975
                                                       --------        -------
    Total.........................................     $    585        $   772
                                                       --------        -------
                                                       --------        -------

NOTE 8.  MARKETABLE SECURITIES

    The following table sets forth the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1996 and 1995. During 1996, the Company sold marketable securities held by Stage II HK netting $2.1 million. Substantially all of the balance of these securities have been pledged in accordance with the terms of the Company's Credit Agreement. See Note 3--Due to Factor. Maturities of the debt securities range from August 2003 through March 2023.

                                    (In thousands)

                                                     GROSS       GROSS
                                                   UNREALIZED  UNREALIZED
                                        AMORTIZED   HOLDING      HOLDING      FAIR
                                          COST       GAINS       LOSSES       VALUE
                                          ----       -----       ------       -----
Year ended December 31, 1996:
    U.S. Treasury securities........   $  2,294    $    ---     $    63     $  2,231
    GNMAs...........................      6,658         ---         245        6,413
    Equity securities...............         32         ---          21           11
                                       --------    --------     -------     --------
Total...............................   $  8,984    $    ---     $   329     $  8,655
                                       --------    --------     -------     --------
                                       --------    --------     -------     --------

Year ended December 31, 1995:
    U.S. Treasury securities........      3,688         ---         ---        3,688
    GNMAs...........................      7,401         ---         ---        7,401
    Equity securities...............         35         ---         ---           35
                                       --------    --------     -------     --------
Total...............................   $ 11,124         ---         ---     $ 11,124
                                       --------    --------     -------     --------
                                       --------    --------     -------     --------

NOTE 9.  NOTES PAYABLE

    Notes payable at December 31, 1996 and 1995 consist of the following:

                                    (In thousands)

                                                              DECEMBER 31,
                                                       -------------------------
                                                          1996            1995
                                                       ----------     ----------
Unsecured notes assumed in 1994 acquisition,
  discounted to reflect an 8% interest rate,
  payable semiannually, maturing
  November 30, 1998................................    $    384       $    554
Less current maturities............................         185            170
                                                       --------       --------
Long term notes payable............................    $    199       $    384
                                                       --------       --------
                                                       --------       --------

NOTE 10.  NOTES PAYABLE TO SHAREHOLDER

    Notes payable to shareholder at December 31, 1996 and 1995 were issued in connection with a 1994 acquisition and consist of the following:

                                    (In thousands)

                                                              DECEMBER 31,
                                                       -------------------------
                                                          1996            1995
                                                       ----------     ----------

Unsecured note issued for deferred compensation
  to former officer, bearing interest at prime,
   maturing September 30, 2000, subordinated
    to Factor (see note 15)........................    $    500       $    500
Unsecured note issued to former officer, bearing
  interest at prime, payable annually, maturing
   September 30, 1996, subordinated to
    Factor (see note 15)...........................         411            411
                                                       --------       --------
Notes payable......................................    $    911       $    911
                                                       --------       --------
                                                       --------       --------

    At December 31, 1996, all notes payable were scheduled to be paid, according to their terms, as follows:

                                    (In thousands)
    YEAR ENDING
    DECEMBER 31,
   -------------
       1997.................................................      $    596
       1998.................................................           199
       1999.................................................           ---
       2000.................................................           500
                                                                  --------
       Total................................................      $  1,295
                                                                  --------
                                                                  --------

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments approximate their fair values as of December 31, 1996 and 1995. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, due to factor, due to bank, accounts payable, accrued royalties and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts. For marketable securities, fair values are based on quoted market prices at the reporting date for these or similar investments. For long-term debt, the fair value is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.

NOTE 12.  LEASES

    The Company leases showroom, office and warehouse space, including a foreign office, under operating leases expiring at various times through 2006. Certain leases include escalation clauses based upon the cost of living, as defined. For the years ended December 31, 1996, 1995 and 1994, rent expense charged to operations, including variable storage charges at a public warehouse utilized on a month-to-month basis, aggregated approximately $874,000, $1,028,000 and $1,082,000, respectively. At December 31, 1996, future minimum annual rentals under noncancellable operating leases (excluding variable storage charges at a public warehouse that may be utilized on a month-to-month basis) are as follows:

                                    (In thousands)
    YEAR ENDING
    DECEMBER 31,
   -------------

       1997.................................................      $    343
       1998.................................................           343
       1999.................................................           343
       2000.................................................           343
       2001.................................................           343
       Thereafter...........................................         1,715
                                                                  --------
       Total................................................      $  3,430
                                                                  --------
                                                                  --------

NOTE 13.  RELATED PARTY TRANSACTIONS

    SHAREHOLDERS AGREEMENT. In January 1992, Stage II entered into an agreement with two principal stockholders, directors and executive officers of the Company, providing for the Company's repurchase of the shares of its Common Stock held by the estate of the first of these principals to die. The purchase price for any shares repurchased under the agreement will be the average of the closing prices of the Common Stock on its principal trading market during the five trading days preceding the date of an individual's death or the book value per share of the Common Stock as reflected in the Company's most recent periodic report filed with the Securities and Exchange Commission prior to the date of death, whichever is greater.

    Stage II initially purchased insurance policies on the lives of these individuals covering $6 million of its total repurchase commitment under the agreement at premiums aggregating approximately $2.5 million over a period of seven years, with corresponding cash surrender values estimated to reach approximately $2.1 million by the end of that period. Upon the retirement of one of the executive officers in December 1994, the agreement was modified to cover only the remaining officer, and the insurance benefit was reduced to $5.4 million, resulting in reductions of approximately $228,000 and $137,000 in the premium obligations and cash surrender value, respectively. To the extent not covered by these policies, the Company will have the option to fund the balance of any repurchase commitment with a promissory note payable over three years with interest at market rate. The remaining officer will have the option, upon the sale of his entire interest in Stage II, to purchase the Company's insurance policy on his life at its prevailing cash surrender value.

    CONSULTING AGREEMENT. On March 5, 1996, the Company entered into an agreement (the "Consulting Agreement") with AMP Consulting Services, Inc. ("AMP"), Fector Detwiler & Co., Inc. ("FDC") and Fortuna Capital Management Company ("FCM"), providing for various consulting and financial advisory services and the issuance of performance-based options (the "Options"). FCM is a significant shareholder of the Company, and Anthony M. Pisano, the principal shareholder of AMP, was hired as Chief Financial Officer of the Company in December 1996.

    The advisory services provided under the Consulting Agreement included (i) a review of the Company's operations to consider ways of increasing the efficiency and financial performance of the Company's existing apparel business,
(ii) the evaluation of strategic opportunities to either expand or divest the current business and acquire new businesses within or outside the apparel industry and to develop profitable strategies for the resulting enterprise and
(iii) the identification of potential transactions to implement the recommended strategic plan. The Consulting Agreement had a term ending September 1, 1996, subject to earlier termination or extension by the Company.

    In connection with the Consulting Agreement, the Company granted Options to AMP, FDC and FCM to purchase 200,000 shares, 100,000 shares and 200,000 shares, respectively, of its Common Stock at $3 1/8 per share, exercisable only if specified performance goals were met (a "Qualifying Event"). In addition, Jack Clark, the Company's Chairman of the Board, issued Options to FDC and FCM to purchase 434,000 shares and 866,000 shares, respectively, of Common Stock owned by him upon the occurrence of a Qualifying Event at an exercise price of $4 3/4 per share. No charge was recognized upon issuance of the Options. Since there was no assurance that a Qualifying Event would occur. The FDC and FCM Options expired unexercise on March 1, 1997, and the AMP Options are scheduled to expire on May 1, 1997.

    TOWNSLEY TRANSACTION. In 1994, Stage II obtained two covenants not to compete with a former director and executive officer hired in connection with the acquisition of substantially all the assets, subject to related liabilities, of Townsley, for which the former officer was paid $850,000. In addition, the former officer was advanced $400,000 against his first four years remuneration for overseeing the Company's Hong Kong office and foreign operations. See Note 15--Commitments and Contingencies.

NOTE 14.  INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                    (In thousands)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                 1996           1995           1994
                                                                             -----------    -----------    -----------
Income (loss) before provision (benefit) for income taxes,
   including discontinued operations:
    Domestic..........................................................       $    (6,995)   $    (2,920)   $    (1,425)
    Foreign...........................................................               ---           (684)            89
                                                                             -----------    -----------    -----------
                                                                                  (6,995)        (3,604)        (1,336)
Provision (benefit) for income taxes:
    Domestic:
         Current:
              Federal.................................................               (36)          (740)          (335)
              State...................................................                 3             14             76
                                                                             -----------    -----------    -----------
                                                                                     (33)          (726)          (259)
         Deferred:
              Federal.................................................               ---            379           (101)
              State...................................................               ---            ---            (78)
                                                                             -----------    -----------    -----------
                                                                                     ---            379           (179)
                                                                             -----------    -----------    -----------
    Foreign...........................................................               ---              5            ---
                                                                             -----------    -----------    -----------
                                                                             $       (33)   $      (342)    $     (438)
                                                                             -----------    -----------    -----------
                                                                             -----------    -----------    -----------

    The total provision for income taxes for the years ended December 31, 1996, 1995 and 1994 varied from the United States federal amounts computed by applying the US statutory rate of 34% to pre-tax income (loss) as a result of the following:

                          (In thousands, except percentages)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                 1996      RATE           1995      RATE         1994        RATE
                                                                 ----      ----           ----      ----         ----        ----
Computed expected tax expense (benefit)...........          $   (2,378)    34.0%     $   (1,226)    34.0%     $    (454)     34.0%
Foreign income (loss) taxed at rates higher
    (lower) than U.S. statutory rates.............                 ---       N/A            ---       N/A           (63)       4.8
Foreign income not subject to tax benefit.........                 ---       N/A            233      (6.5)          ---        N/A
State and local income taxes, net of federal
    income tax benefit............................                   2       ---              9       (.2)           (2)        .2
Change in valuation allowance.....................               2,220     (31.8)           286      (7.9)          ---        N/A
Alternative minimum tax...........................                 ---       N/A             97      (2.7)          ---        N/A
Amortization of nondeductible goodwill............                  37       (.5)            37      (1.0)          ---        N/A
Nondeductible expenses for income tax purposes....                  57       (.8)           118      (3.3)          ---        N/A
Other.............................................                  29       (.4)           104      (2.9)           70       (5.4)
                                                            ----------      -----    ----------      -----    ---------       -----
                                                            $      (33)       .5%    $     (342)      9.5%    $    (438)      33.6%
                                                            ----------      -----    ----------      -----    ---------       -----
                                                            ----------      -----    ----------      -----    ---------       -----

    The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                    (In thousands)
                                                                            DECEMBER 31,
                                                                         ----------------
                                                                           1996     1995
                                                                         -------  -------
Current deferred tax assets:
    Inventory tax basis greater than financial statement basis.........  $   135  $   254
    Allowance for decline in market value of securities................      132      ---
    Salary financial statement basis greater than tax basis............       70      ---
    Non-compete covenant financial statement basis greater
              than tax basis...........................................      135      ---
    Book loss in excess of tax loss on dissolution of subsidiary.......      200      ---
                                                                         -------  -------
         Total gross current deferred tax assets.......................      672      254
    Less valuation allowance...........................................     (672)    (254)
                                                                         -------  -------
         Net current deferred tax assets...............................  $   ---  $   ---
                                                                         -------  -------
                                                                         -------  -------
Long term deferred tax assets:
    Net operating loss carryforward....................................  $ 1,764  $   ---
    Cumulative foreign currency adjustment.............................       35       36
    Amortization of covenant not to compete............................       47        8
                                                                         -------  -------
         Total long term deferred tax assets...........................    1,846       44
     Less valuation allowance..........................................   (1,835)     (33)
                                                                         -------  -------
         Net long term deferred tax assets.............................       11       11
                                                                         -------  -------
Long term deferred tax liability:
    Property and equipment depreciation................................       11       11
                                                                         -------  -------
         Total gross long term deferred tax liability..................       11       11
                                                                         -------  -------
Net long term deferred assets..........................................  $   ---  $   ---
                                                                         -------  -------
                                                                         -------  -------

    For the years ended December 31, 1996 and 1995, the Company recorded net increases in the total valuation allowance of $2.2 million and $287,000, respectively, with no net change in 1994. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $4.4 million expiring in 2011.

    During 1996, the Internal Revenue Service reviewed the Company's tax returns for the tax years ended December 31, 1991 and 1992. The results of the examination did not have a material impact on the consolidated financial statements.

    United States income taxes have not been provided on the unremitted earnings of foreign subsidiaries, since the undistributed earnings are expected to be indefinitely reinvested or sheltered by available net operating loss carryforwards. The undistributed foreign earnings totaled approximately $11.7 million at December 31, 1996.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

    OUTSTANDING LETTERS OF CREDIT. At December 31, 1996, the Company was contingently liable on outstanding letters of credit issued under its Credit Agreement in the aggregate amount of $3.1 million. See Note 3---Due to Factor. As of that date, the Company's Canadian subsidiary had no outstanding letters of credit. See Note 4--Due to Bank.

    LICENSE AGREEMENTS. The Company's license agreements generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control. The license agreements expire at various dates (including renewal at the Company's option) through 1998. Under certain circumstances, the licensor has the right to terminate the license agreement. Royalty expense for the years ended December 31, 1996, 1995 and 1994 aggregated approximately $1.8 million, $3.6 million and $4.2 million, respectively.

    During 1996, net sales under the Company's license agreements for the Spalding and Coleman brands each accounted for more than 10% of the consolidated net sales or approximately $11.5 million and $7.5 million, respectively. The agreements for the Spalding and Coleman licenses provide for minimum annual royalty payments of $650,000 and $175,000, respectively. The agreement for the Coleman license was terminated by mutual consent during 1996.

    TOWNSLEY LITIGATION. In April 1996, the Company and Stage II HK commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of Stage II and Stage II HK. The Company is also seeking to rescind its six-year employment agreement entered with Mr. Goldman in connection with the Townsley acquisition and the related seven-year employment agreement between Stage II HK and Mr. Goldman. The lawsuit is based on alleged misrepresentations in connection with the Townsley acquisition and breach of Mr. Goldman's fiduciary duties and contractual obligations under his employment agreements.

    In June 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. These include (i) $2 million in compensation for the unexpired terms of Mr. Goldman's employment agreements, (ii) $.5 million in payment of the deferred purchase price for Townsley assets and (iii) a total of $2.4 million in compensatory damages plus punitive damages for alleged misrepresentations in connection with the Company's issuance of 292,135 shares of its Common Stock (the "Goldman Shares") as part of the purchase price for Townsley assets.

    During the fourth quarter of 1996, the parties to this lawsuit agreed to submit their claims to nonbinding mediation, which led to an agreement in principle for a settlement of the lawsuit. The proposed settlement contemplates a payment from Stage II of approximately $1.2 million, partially offset by the relinquishment of the Goldman Shares.

    SPORTSOTRON SETTLEMENT. In June 1995, a jury verdict was rendered against the Company in a lawsuit brought by Coral Diving Products, Inc. to collect a performance bonus payment in connection with Stage II's acquisition of the apparel business of Sportsotron, Inc. in 1987. In consideration for withdrawing its appeal and post-trial motions to vacate the verdict, the Company settled the matter for $400,000 plus interest from July 1, 1995.

    MISCELLANEOUS CLAIMS. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

NOTE 16.  SHAREHOLDERS' EQUITY

    During 1994, Stage II repurchased 264,022 shares of its Common Stock for $1.2 million.

    In 1994, the Company issued 292,135 treasury shares of Common Stock as part of the purchase price for the acquired assets, subject to related liabilities, of Townsley. The issued shares had a fair value of approximately $1.3 million and a cost basis of $762,000 at the time of issuance.

    In 1995, Stage II was required to make a payment in the amount of $227,000 to support the contractual value of 63,845 treasury shares of Common Stock issued in 1993 to the seller as part of the purchase price for the Company's 80% interest in Woody Sports. The shares had a market value of $405,000 and a cost basis of $127,000 at the time of issuance.

    In 1995, the Company issued 5,500 treasury shares of Common Stock as part of a negotiated settlement on future commissions to be paid. The shares had a cost of $14,000 and a contractual value of $23,000 at the time of issuance.

NOTE 17.  STOCK OPTION PLANS

    The Company maintains Incentive Stock Option Plans (the "Plans") adopted in 1987 and 1994 providing for the grant of options to purchase up to 200,000 shares and 300,000 shares, respectively, of Common Stock to key employees of Stage II. The purchase price per share of Common Stock issuable upon the exercise of options granted under the Plans is fixed by a Compensation Committee of the Board of Directors in an amount equal to at least 100% of the market price of the Common Stock on the date of the grant or 110% of the market price for optionees who directly or indirectly possess more than 10% of the total combined voting power of all classes of the stock of the Company or any parent or subsidiary thereof. Each option granted under the Plans is exercisable for periods of up to ten years from the date of grant.

    Stock option activity under the Plans for each of the three years ended December 31, 1996 is summarized below:


                                                   WEIGHTED AVERAGE
                                   SHARES SUBJECT   EXERCISE PRICE     EXERCISE PRICE
                                     TO OPTIONS      PER SHARE          PER SHARE
                                      ----------    --------------    --------------
Balance at December 31, 1993.......    30,000         $ 5 1/2        $  4 7/8 - 6 5/8
Options granted....................   143,000           4 1/8           3 5/8 - 6 5/8
Options exercised..................       ---             ---                     ---
Options canceled...................       ---             ---                     ---
                                      --------        ---------      ----------------

Balance at December 31, 1994.......   173,000           4 3/8           3 5/8 - 6 5/8
Options granted....................       ---             ---                     ---
Options exercised..................       ---             ---                     ---
Options canceled...................    25,000           4 7/8           4 1/2 - 5
                                      --------        ---------      ----------------

Balance at December 31, 1995.......   148,000           4 1/4           3 5/8 - 6 5/8
Options granted....................    60,000           2 7/8           2 7/8 - 3
Options exercised..................       ---             ---                     ---
Options canceled...................    68,000           4 3/8           3 5/8 - 4 3/4
                                      --------        ---------      ----------------

Balance at December 31, 1996.......   140,000          $3 5/8        $  2 7/8 - 6 5/8
                                      --------        ---------      ----------------
                                      --------        ---------      ----------------
Exercisable at December 31,
1994...............................   173,000                        $  3 5/8 - 6 5/8
1995...............................   148,000                           3 5/8 - 6 5/8
1996...............................   140,000                           2 7/8 - 6 5/8

Available for grant at December 31
1994...............................   327,000
1995...............................   352,000
1996...............................   360,000

    Of the 140,000 options outstanding at December 31, 1996, options to purchase 10,000 shares were exercisable at $6-5/8, 25,000 shares at an exercise price of $4-1/2 and 105,000 shares at exercise prices ranging from $2-7/8 to $3-5/8.

    The Company adopted the disclosure-only option under FAS 123 as of January 1, 1996. See Note 1--Summary of Significant Accounting Policies. If the accounting provisions of FAS 123 had been adopted as of the beginning of 1995, the pro forma effect on the Company's net loss for the years ended December 31, 1996 and 1995 after accounting for the options issued in 1996 at their fair value at the date of grant would have been immaterial.

NOTE 18.  EMPLOYEE STOCK OWNERSHIP AND SALARY DEFERRAL PLAN

    In 1994, Stage II converted its Profit Sharing Plan into an Employee Stock Ownership and Salary Deferral Plan (the "Savings Plan"). Under the Savings Plan, for each dollar contributed by electing employees to a retirement savings account up to 12% of their annual compensation, the Company may contribute up to $.40, subject to certain limitations under Section 401(k) of the Internal Revenue Code (the "Code"). The Company's expense for these contributions in 1996, 1995 and 1994 aggregated $38,000, $69,000 and $55,000, respectively.

    The Saving Plan also enables the Company to make discretionary contributions for open market purchases of its Common Stock to be allocated to the accounts of all employees generally in proportion to their annual compensation. This feature was added in 1994 and is intended to qualify for treatment under Section 401(a) of the Code. The Company did not make any discretionary contributions to the Savings Plan for this purpose in 1996, 1995 or 1994.