Form 10-Q
period 1997-03-31
STAGE II APPAREL CORP
filed 1997-05-27
CIK 811933

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

       For the Quarter Ended March 31, 1997      Commission File No. 1-9502

                           STAGE II APPAREL CORP.
             (Exact name of registrant as specified in its charter)


                    New York                          13-3016967)
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)


                350 Fifth Avenue
               New York, New York                         10118
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Title of Class                Outstanding at April 30, 1997

                   Common Stock                           4,196,462

                             STAGE II APPAREL CORP.

                                     INDEX

Part I. Financial Information                                      Page
                                                                   ----

Condensed Consolidated Balance Sheets--March 31, 1997
  (unaudited) and December 31, 1996.......................           2

Condensed Consolidated Statements of Operations--Three Months
  Ended March 31, 1997 and 1996 (unaudited)...............           3

Condensed Consolidated Statements of Cash Flows--Three Months
  Ended March 31, 1997 and 1996 (unaudited)...............           4

Notes to Condensed Consolidated Financial Statements......           5

Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................           7

Part II. Other Information................................           9

                          PART I. FINANCIAL INFORMATION
                      STAGE II APPAREL CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                   March 31,     December 31,
                                                      1997           1996
                                                   ---------     ------------
                                                  (Unaudited)
ASSETS:
  Cash.........................................     $   822        $   429
  Accounts receivable..........................         777          1,334
  Finished goods inventory.....................       3,316          5,130
  Prepaid expenses.............................         401            374
  Prepaid income taxes and refunds receivable..         112            130
                                                   ---------     ------------
    Total current assets.......................       5,428          7,397
  Property and equipment, at cost, less
    accumulated depreciation...................         551            585
  Marketable securities........................       7,254          8,655
  Goodwill, less accumulated amortization......       7,416          7,558
  Covenant not to compete, less accumulated
    amortization...............................         289            300
  Other assets.................................       1,371          1,314
                                                   ---------    ------------
    TOTAL ASSETS...............................     $22,309        $25,809
                                                   ---------    ------------
                                                   ---------    ------------
LIABILITIES:
  Due to factor................................     $ 6,195        $ 7,174
  Due to bank..................................         --             434
  Accounts payable.............................         721          1,838
  Notes payable--current.......................         184            185
  Notes payable to shareholder--current........         411            411
  Income taxes payable.........................          32              8
  Accrued royalties............................         240            182
  Other current liabilities....................         786            488
                                                   ---------    ------------
    Total current liabilities..................       8,569         10,720
  Notes payable--long term.....................         199            199
  Notes payable to shareholder--long term......         500            500
                                                   ---------    ------------
    TOTAL LIABILITIES..........................       9,268         11,419
                                                   ---------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000 shares
    authorized; none issued and outstanding....         --            --
  Common stock, $.01 par value, 9,000 shares
    authorized; 4,993 shares issued and 4,196
    shares outstanding at March 31, 1997 and
    December 31, 1996, respectively............          50             50
  Additional paid-in capital...................       7,502          7,502
  Retained earnings............................       8,222          9,346
                                                   ---------    ------------
                                                     15,774         16,898
  Less treasury stock, at cost; 797 shares at
    March 31, 1997 and December 31, 1996.......      (2,092)        (2,092)
  Allowance for decline in market value of
    securities available for sale..............        (511)          (329)
  Cumulative translation adjustment............        (130)           (87)
                                                   ---------    ------------

    TOTAL SHAREHOLDERS' EQUITY.................      13,041         14,390
                                                   ---------    ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...     $22,309        $25,809
                                                   ---------    ------------
                                                   ---------    ------------

See Notes to Condensed Consolidated Financial Statements.

                    STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          1997        1996
                                                        ---------  ---------

Net sales............................................    $ 4,067    $ 8,437
Cost of goods sold...................................      3,390      6,790
                                                         -------    -------

Gross profit.........................................        677      1,647
Commission and other income..........................         85        113
                                                         -------    -------
                                                             762      1,760
Selling, general and administrative expenses.........      1,659      2,526
Provision for litigation costs.......................        --          30
                                                         -------    -------

Operating loss.......................................       (897)      (796)

Other income (expenses):

  Loss on sale of securities.........................        (33)       --
  Interest income....................................         77        214
  Interest and factoring expenses....................       (224)      (775)
                                                         -------    -------

Loss from continuing operations before income tax
  benefit............................................     (1,077)    (1,357)
Income taxes (benefit)...............................         (9)        20
                                                         -------    -------

Loss from continuing operations......................     (1,068)    (1,377)
Loss from discontinued operations....................        --        (141)
                                                         -------    -------

Net loss.............................................    $(1,068)   $(1,518)
                                                         -------    -------
                                                         -------    -------

Net loss per common share:
  Loss from continuing operations....................    $  (.26)   $  (.33)
  Loss from discontinued operations..................        --        (.03)
                                                         -------    -------

                                                         $  (.26)   $  (.36)
                                                         -------    -------
                                                         -------    -------

Weighted average common shares outstanding...........      4,196      4,196
                                                         -------    -------
                                                         -------    -------

See Notes to Condensed Consolidated Financial Statements.

                    STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          1997        1996
                                                        ---------  ---------

Net cash provided by (used in) operating
  activities........................................     $  665     $(449)

Investing Activities:
  Purchase and sale of property and equipment, net..         (2)       (4)
  Sale or redemption of available for sale
    marketable securities...........................      1,219       378
  Loss on sale of securities........................        (33)      --
                                                        -------     -----

Net cash provided by (used in) investing activities.      1,184       374
                                                        -------     -----

Financing Activities:
  Factor financing, net.............................       (979)      316
  Bank financing, net...............................       (434)     (146)
                                                        -------     -----

Net cash provided by (used in) financing activities.     (1,413)      170
                                                        -------     -----

Effects of exchange rate changes on cash............        (43)      --
                                                        -------     -----

Net increase (decrease) in cash.....................        393        95

Cash at beginning of year...........................        429       151
                                                        -------     -----

Cash at end of period...............................     $  822     $ 246
                                                        -------     -----
                                                        -------     -----

Supplemental disclosure of cash flows information:

  Cash paid for income taxes........................     $   10     $  17
                                                        -------     -----
                                                        -------     -----

Cash paid for interest, excluding factoring fees....     $  167     $ 444
                                                         -------     -----
                                                         -------     -----

See Notes to Condensed Consolidated Financial Statements.

                    STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at March 31, 1997 and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in
Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 and are incorporated herein by reference.

NOTE 2. FINISHED GOODS INVENTORY

    Finished goods inventories for the interim periods presented were computed using the gross profit method.

NOTE 3. DISCONTINUED OPERATIONS

    In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports Apparel, Inc., its 80% owned Canadian subsidiary ("Woody Sports"). The operations of Woody Sports have been accounted for as discontinued operations because the subsidiary dealt with a separate and distinct class of customers from those of the Company's continuing operations. As of a result, the Company provided for an estimated loss on disposal of $1.5 million at December 31, 1996, consisting of a provision of $326,000 for operating losses during the phase-out period and a noncash impairment charge of $1.2 million against goodwill of the subsidiary. The Company's consolidated statements of operations for the three months ended March 31, 1996 have been restated to account for the operations of the discontinued subsidiary separately from continuing operations. The Company's consolidated balance sheets have not been reclassified. Assets and liabilities of Woody Sports included in the consolidated balance sheets at March 31, 1997 and December 31, 1996 were as follows:

                                   (In thousands)

                                                    March 31,     December 31,
                                                      1997            1996
                                                    ---------     ------------
                                                   (Unaudited)

Current assets .................................      $ 152           $ 769
Current liabilities.............................       (337)           (996)
Noncurrent assets...............................        --              --
Noncurrent liabilities..........................        --              --

NOTE 4. NEW CREDIT AGREEMENT

    In April 1997, the Company replaced its factoring arrangement (the "Prior Agreement") with a new facility under a factoring agreement (the "Credit Agreement") with Milberg Factors Corp. (the "Factor"). In connection with the refinancing, Stage II repaid $6 million of its borrowings under the Prior Agreement with repatriated earnings of its Hong Kong subsidiary ("Stage II HK") and refinanced the balance of net direct borrowings aggregating $1.8 million under the Credit Agreement.

    The Credit Agreement provides a revolving credit facility for short term borrowings by the Company at a floating interest rate equal to 1/2% above prime. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers' life insurance and the remaining marketable securities of Stage II HK. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases where there are merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of net receivables purchased by the Factor.

    The Credit Agreement also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders. The aggregate amount of letters of credit and borrowings available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $17 million. The Credit Agreement is scheduled to expire on December 31, 1997, subject to automatic one-year renewal terms unless terminated at the option of either party.

NOTE 5. PROPOSED SETTLEMENT

    In April 1996, the Company and Stage II HK commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley, Ltd. ("Townsley") and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of Stage II and Stage II HK. In June 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. During the fourth quarter of 1996, the parties to the lawsuit agreed to submit their claims to nonbinding mediation, which led to an agreement in principle for a settlement of the lawsuit. The proposed settlement contemplates a payment from the Company of approximately $1.2 million, partially offset by the relinquishment of 292,135 shares of the Company's common stock issued as part of the purchase price for the Townsley assets.

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

    The Company has historically developed its product lines primarily through the acquisition of exclusive and non-exclusive license rights to nationally recognized brand names for sales of its apparel in the United States. In 1996, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for four brand name lines, renewing its Spalding license and adding a new exclusive license for the Dunlop brand. Stage II also increased its emphasis on proprietary and private label sales in 1996, including its own Timber Run label, and entered into manufacturing arrangements with Unique Sports Generation ("Unique Sports") for NBA brand apparel. In April 1997, Stage II expanded its arrangements with Unique Sports to add NFL brand sportswear. Sales of the Company's new product lines are not expected to add significant revenues until the second half of 1997.

    In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These expenses are included in selling, general and administrative ("SG&A") expenses. Difficulties in reducing fixed SG&A costs and maintaining strong profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market have contributed significantly to the Company's net losses in the last three years and the first quarter of 1997. As part of its strategy for returning to profitability, in addition to consolidating its licensing arrangements, the Company has systematically reduced the scope of its operations to concentrate on its most successful products, eliminated highly promotional merchandise, trimmed SG&A expenses, added new commission sales personnel and realigned management to focus on its core product lines.

RECENT DEVELOPMENTS

    DISCONTINUED OPERATIONS. In May 1996, the Company decided to explore alternatives for disposing of its interest in Woody Sports Apparel, Inc., a Canadian distributor of activewear in which Stage II acquired 80% of the common stock and all the preferred stock in 1993 for approximately $1.6 million. During the third quarter of 1996, the Company finalized its plan to liquidate the operations of Woody Sports and provided for a loss on disposal of $1.5 million, comprised of a provision of $326,000 for operating losses during the phase-out period and a noncash impairment charge of $1.2 million against goodwill of the subsidiary. The Company's consolidated statements of operations for the quarter ended March 31, 1996 been restated to account for the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. The liquidation of Woody Sports is expected to be completed by the end of June 1997.

    PROPOSED LITIGATION SETTLEMENT. In April 1996, the Company and its Hong Kong subsidiary "(Stage II HK") commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley, Ltd. ("Townsley") and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of Stage II and Stage II HK. In June 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. During the fourth quarter of 1996, the parties to the lawsuit agreed to submit their claims to nonbinding mediation, which led to an agreement in principle for a settlement of the lawsuit.

The proposed settlement contemplates a payment from the Company of approximately $1.2 million, partially offset by the relinquishment of 292,135 shares of the Company's common stock issued as part of the purchase price for the Townsley assets. Stage II expects to implement the proposed settlement in the near future.

RESULTS OF OPERATIONS

    SEASONALITY. Stage II experiences some seasonal business fluctuations due primarily to seasonal buying patterns for its product mix of casual apparel and activewear. While sales of the Company's products are made throughout the year, the largest sales volume has historically occurred in the third quarter. The following table reflects these quarterly fluctuations, which have been restated to account for the operations of Woody Sports as discontinued operations and should not be construed as indicative of future net sales.

                             Quarterly Net Sales
                               (In thousands)

                    First       Second        Third       Fourth
                   Quarter      Quarter      Quarter      Quarter      Total
                 -----------  -----------  -----------  -----------  ---------

1997...........    $ 4,067      $  --        $  --        $  --        $  --
1996...........      8,437        5,693       10,397        8,901       33,428
1995...........     14,015       12,233       20,387       13,542       60,177
1994...........     13,150       10,040       20,124       16,246       59,560

    QUARTER ENDED MARCH 31, 1997 AND 1996. Net sales from continuing operations of $4.1 million for the first quarter of 1997 decreased by 51.2% from $8.4 million in the corresponding quarter of 1996. The decrease reflects intensified competition, consolidation and overall weakness in the retail apparel trade, the termination of certain brand name apparel licenses in 1996 and a planned reduction in the scope of the Company's operations. Approximately $1.6 million or 36.5% of the sales decline was attributable to the relinquishment of four brand name apparel licenses in 1996. Sales of replacement brand name and proprietary lines are not expected to add significant revenues until the second half of 1997.

    Cost of goods sold as a percentage of sales increased to 83.4% in the first quarter of 1997 compared to 80.5% in the same quarter last year. The increase reflects lower gross profit margins primarily resulting from higher levels of promotional sales in response to the continuing weak retail trade and the sell off of discontinued lines.

    Commission and other income decreased by $28,000 or 24.8% during the first quarter of 1997 compared to the corresponding prior quarter, reflecting a decline in the Company's sales agency business.

    SG&A expenses for the first quarter of 1997 decreased by 32.0% to $1.7 million compared to $2.5 million for the first quarter of 1996, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted in the second quarter of 1996 as part of the Company's redirection of its business. SG&A expenses as a percentage of sales increased to 40.8% for the first quarter of 1997 compared to 29.9% in the corresponding prior quarter, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

    Interest and factoring expenses, net of interest income, aggregated $147,000 or 3.6% of sales in the first quarter of 1997 compared to $561,000 or 6.7% of sales in the corresponding quarter last year, representing a decrease of $414,000 or 73.8%. The decrease reflects lower interest rates and reduced levels of borrowing.

    The Company recognized losses from continuing operations before benefits or provisions for income taxes in the first quarters of 1997 and 1996 aggregating $1.1 million and $1.4 million, respectively, reflecting the foregoing trends. In the first quarter of 1997, the Company's net loss was $1.1 million or $.26 per share based on 4,196,000 average common shares outstanding. In the first quarter of 1996, after accounting for a loss of $141,000 from discontinued operations of Woody Sports, the Company's net loss was $1.5 million or $.36 per share based on 4,196,000 average common shares outstanding. See "Recent Developments--Discontinued Operations" above.

    The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. Net cash provided by Stage II's operating activities during the first quarter of 1997 aggregated $665,000. The Company's cash position during the quarter was further increased by the sale of marketable securities held by Stage II HK netting $1.2 million. During the first quarter of 1997, $1.0 million was repaid to the Company's factor and $434,000 was repaid on bank borrowings by Woody Sports. As a result of these activities, the Company's cash position increased from $429,000 at December 31, 1996 to $822,000 at March 31, 1997.

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

    During the first four months of 1997, the Company decided to repatriate an additional $6.3 million of Stage II HK's retained earnings to substantially reduce short term debt. The repatriation is not expected to trigger domestic taxes due to the availability of net operating losses to offset any taxable income created. Stage II does not expect to repatriate additional retained earnings without available net operating losses to offset the taxable income. To the extent it decides to sell these securities or to make current use of the funds, the Company will recognize a gain or loss equal to the difference between their market value and its investment in the securities at the time of the decision to liquidate. A loss of $33,000 was incurred from the sale of securities in the first quarter of 1997.

    During the first quarter of 1997, Stage II maintained a factoring agreement with Republic Factors Corp. (the "Prior Facility"). As of March 31, 1997, the Company's net direct borrowings under the Prior Agreement aggregated $6.2 million. As of that date, the Company had no material commitments for capital expenditures

    In April 1997, the Company replaced the Prior Facility with a new facility under a factoring agreement (the "Credit Agreement") with Milberg Factors Corp. (the "Factor"). In connection with the refinancing, Stage II repaid $6 million of its borrowings under the Prior Agreement with repatriated earnings of Stage II HK and refinanced the balance of net direct borrowings aggregating $1.8 million under the Credit Agreement.

    The Credit Agreement provides a revolving credit facility for short term borrowings by Stage II at a floating interest rate equal to 1/2% above the prime rate. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers' life insurance and the marketable securities of Stage II HK. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases where there are merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of net receivables purchased by the Factor.

    The Credit Agreement also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders. The aggregate amount of letters of credit and borrowings available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $17 million. The Credit Agreement is scheduled to expire on December 31, 1997, subject to automatic one-year renewal terms unless terminated at the option of either party.

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

    The Company believes that its internally generated funds and borrowings available under its Credit Agreement will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future.

                          Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    During the first quarter of 1997, the Company entered into settlement negotiations for a pending lawsuit involving its Townsley acquisition. See "Management's Discussion and Analysis of Financial Position and Results of Operations--Recent Developments-Proposed Litigation Settlement."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8--K.

    (a) Exhibits.

    Exhibit
     Number:      Exhibit
    -------       -------

     10.1 Factoring Agreement dated April 29, 1997 between the Company and Milberg Factors Corp.

    (b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STAGE II APPAREL CORP.


Date: May 23, 1997                       By:      /S/ ANTHONY M. PISANO
                                             --------------------------------
                                                    Anthony M. Pisano
                                               Executive Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)
                                              (Principal Financial Officer)