Form 10-Q
period 1997-06-30
STAGE II APPAREL CORP
filed 1997-08-14
CIK 811933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED JUNE 30, 1997 COMMISSION FILE NO. 1-9502


                             STAGE II APPAREL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEW YORK                                       13-3016967
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


       350 FIFTH AVENUE
       NEW YORK, NEW YORK                                   10118
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


       Registrant's telephone number, including area code: (212) 564-5865


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          TITLE OF CLASS                     OUTSTANDING AT JULY 31, 1997

           Common Stock                                4,196,462

                             STAGE II APPAREL CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

Condensed Consolidated Balance Sheets - June 30,1997
     (unaudited) and December 31, 1996.......................................  2

Condensed Consolidated Statements of Operations -Three and
     Six Months Ended June  30, 1997 and 1996 (unaudited) ...................  3

Condensed Consolidated Statements of Cash Flows - Six Months Ended
     June 30, 1997 and 1996 (unaudited)......................................  4

Notes to Condensed Consolidated Financial Statements.........................  5

Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................  7


PART II.  OTHER INFORMATION.................................................. 11

                          PART I. FINANCIAL INFORMATION
                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                              JUNE  30,      DECEMBER 31,
                                                                                                1997            1996
                                                                                              --------        --------
                                                                                            (UNAUDITED)
ASSETS:
     Cash .............................................................................       $    215        $    429
     Accounts receivable ..............................................................            667           1,334
     Finished goods inventory .........................................................          5,632           5,130
     Prepaid expenses .................................................................            513             374
     Prepaid income taxes and refunds receivable ......................................            112             130
                                                                                              --------        --------
          Total current assets ........................................................          7,139           7,397
     Property and equipment, at cost, less accumulated depreciation ...................            517             585
     Marketable securities ............................................................          3,119           8,655
     Goodwill, less accumulated amortization ..........................................          7,274           7,558
     Covenant not to compete, less accumulated amortization ...........................            278             300
      Other assets ....................................................................          1,458           1,314
                                                                                              --------        --------
          TOTAL ASSETS ................................................................       $ 19,785        $ 25,809
                                                                                              ========        ========
LIABILITIES:
     Due to factor ....................................................................       $  5,279        $  7,174
     Due to bank ......................................................................             --             434
     Accounts payable .................................................................            539           1,838
     Notes payable - current ..........................................................            170             185
     Notes payable to shareholder - current ...........................................            411             411
     Income taxes payable .............................................................             36               8
     Accrued royalties ................................................................            152             182
     Other current liabilities ........................................................            607             488
                                                                                              --------        --------
          Total current liabilities ...................................................          7,194          10,720
     Notes payable - long term ........................................................             --             199
          Notes payable to shareholder - long term ....................................            500             500
                                                                                              --------        --------
          TOTAL LIABILITIES ...........................................................          7,694          11,419
                                                                                              --------        --------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 1,000 shares authorized;
          none issued and outstanding .................................................             --              --
     Common stock, $.01 par value, 9,000 shares authorized; 4,993 shares issued and
          4,196 shares outstanding at June 30, 1997 and December 31, 1996, respectively             50              50
     Additional paid-in capital .......................................................          7,502           7,502
     Retained earnings ................................................................          6,890           9,346
                                                                                              --------        --------
                                                                                                14,442          16,898
     Less treasury stock, at cost; 797 shares at June 30, 1997 and December 31, 1996 ..         (2,092)         (2,092)
     Allowance for decline in market value of securities available for sale ...........           (133)           (329)
     Cumulative translation adjustment ................................................           (126)            (87)
                                                                                              --------        --------
          TOTAL SHAREHOLDERS' EQUITY ..................................................         12,091          14,390
                                                                                              --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................       $ 19,785        $ 25,809
                                                                                              ========        ========

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                           THREE  MONTHS ENDED          SIX MONTHS ENDED
                                                                          --------------------        ---------------------
                                                                          June 30,      June 30,      June 30,      June 30,
                                                                            1997         1996           1997         1996
                                                                          ------        ------        ------        -------
Net sales .........................................................        2,348         5,693         6,415         14,130
Cost of goods sold ................................................        2,048         4,882         5,438         11,672
                                                                          ------        ------        ------        -------
Gross profit ......................................................          300           811           977          2,458
Commission and other income .......................................          110           247           195            360
Selling, general and administrative ...............................        1,763         2,525         3,422          5,081
                                                                          ------        ------        ------        -------
Operating loss ....................................................       (1,353)       (1,467)       (2,250)        (2,263)
Other income /(expenses)
Interest and factoring expenses ...................................         (134)         (470)         (358)        (1,245)
Interest income ...................................................           61           186           138            400
Loss on sale of securities ........................................         (252)           --          (285)            --
                                                                          ------        ------        ------        -------
Loss before income tax (benefit) ..................................       (1,678)       (1,751)       (2,755)        (3,108)
Income tax (benefit) ..............................................                                       (9)            20
                                                                          ------        ------        ------        -------
Net loss from continuing operations ...............................       (1,678)       (1,751)       (2,746)        (3,128)
Discontinued operations:
Gain /(loss) on disposal of discontinued subsidiary, including
 a provision of $160,000 for operating loss during phase-out period          290        (1,719)          290         (1,860)
                                                                          ------        ------        ------        -------
Net loss ..........................................................       (1,388)       (3,470)       (2,456)        (4,988)
Net loss per common share:
    Loss from continuing operations ...............................       $(0.40)       $(0.42)       $(0.65)       $ (0.75)
   Gain / Loss from discontinued operations .......................       $ 0.07        $(0.41)       $ 0.07        $ (0.44)
                                                                          ------        ------        ------        -------
                                                                          $(0.33)       $(0.83)       $(0.58)       $ (1.19)
                                                                          ======        ======        ======        =======
Weighted average number of shares outstanding .....................        4,196         4,196         4,196          4,196
                                                                          ======        ======        ======        =======

The accompanying notes are an integral part of these condensed financial statements

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                            1997          1996
                                                                          -------        -------
Net cash used in operating activities .............................       ($3,884)       ($2,570)
INVESTING ACTIVITIES:
     Purchase and sale of property and equipment, net .............            (5)            (4)
     Sale or redemption of available for sale marketable securities         6,219            629
                                                                          -------        -------
Net cash provided by  investing activities ........................         6,214            625
                                                                          -------        -------
FINANCING ACTIVITIES:
Factor financing, net .............................................        (1,894)         2,232
Repayment of notes ................................................          (170)           (84)
Bank financing, net ...............................................          (434)          (246)
                                                                          -------        -------
Net cash provided by (used in) financing activities ...............        (2,498)         1,902
                                                                          -------        -------
Effects of exchange rate changes on cash ..........................           (46)             1
                                                                          -------        -------
Net decrease in cash ..............................................          (214)           (42)
Cash at beginning of year .........................................           429            151
                                                                          -------        -------
Cash at end of period .............................................       $   215        $   109
                                                                          =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid for income taxes ...................................       $    10        $    17
                                                                          =======        =======
     Cash paid for interest, excluding factoring fees .............       $   367        $   810
                                                                          =======        =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 1997 and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 and are incorporated herein by reference.It is suggested that these financial statements be read in conjunction with wth the annual report and notes there to,which are also included in the company's December 31, 1996 Form 10-K. The results of operations for June 30, 1997 are not necessarily indicative of the operating results for the full year, due to the seasonality of the business.



NOTE 2. FINISHED GOODS INVENTORY

                  Finished goods inventories for the interim periods presented were computed using the gross profit margin method.

NOTE 3. DISCONTINUED OPERATIONS

                  In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports Apparel, Inc., its 80% owned Canadian subsidiary ("Woody Sports"). The operations of Woody Sports have been accounted for as discontinued operations because the subsidiary dealt with a separate and distinct class of customers from those of the Company's continuing operations. As of a result, the Company provided for an estimated loss on disposal of $1.5 million at December 31, 1996, consisting of a provision of $326,000 for operating losses during the phase-out period and a noncash impairment charge of $1.2 million against goodwill of the subsidiary. The Company's consolidated statements of operations for the six months ended June 30, 1996 have been restated to account for the operations of the discontinued subsidiary separately from continuing operations. The Company's consolidated balance sheets have not been reclassified. Assets and liabilities of Woody Sports included in the consolidated balance sheets at June 30, 1997 and December 31, 1996 were as follows:

                                 (IN THOUSANDS)

                                                           JUNE 30,    DECEMBER 31,
                                                             1997          1996
                                                            -----         -----
                                                         (UNAUDITED)
Current assets ....................................         $  --         $ 769
Current liabilities ...............................            --          (996)
Noncurrent assets .................................            --            --
Noncurrent liabilities ............................            --            --

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

         In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These expenses are included in selling, general and administrative ("SG&A") expenses. The companies net losses last year and in the second quarter of 1997 were primarily caused by difficulties in reducing fixed SG&A costs,maintaining strong profit margins in the face of intensified competition and consolidation as well as overall weakness in the retail apparel market and the sell-off of discontinued lines. As part of its strategy for returning to profitability, in addition to consolidating its licensing arrangements, the Company has systematically reduced the scope of its operations to concentrate on its most successful products, eliminated highly promotional merchandise, trimmed SG&A expenses, added new commission sales personnel, realigned management to focus on its core product lines and expanded into more promising manufacturing agreements.

RECENT DEVELOPMENTS

         Discontinued Operations. In May 1996, the Company decided to explore alternatives for disposing of its interest in Woody Sports Apparel, Inc., a Canadian distributor of activewear in which Stage II acquired 80% of the common stock and all the preferred stock in 1993 for approximately $1.6 million. During the third quarter of 1996, the Company finalized its plan to liquidate the operations of Woody Sports and provided for a loss on disposal of $1.5 million, comprised of a provision of $326,000 for operating losses during the phase-out period and a non cash impairment charge of $1.1 million against goodwill of the subsidiary and .1 million against prepaid salaries. The Company's consolidated statements of operations for the quarter ended June 30, 1996 have been restated to account for the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. The liquidation of Woody Sports is expected to be completed by the end of August 1997.

         Asset Impairment under FAS 121. In the first half of 1996, the Company implemented the Financial Accounting Standards Board"s Statement No. 121, Accounting for the Impairment Long -Lived Assets to be Disposed of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceed their fair value and may not be recoverable. In July 1996, the Company finalized its plan to liquidate the operations of its Canadian subsidiary. As part of the plan of liquidation, the Company took a non cash impairment charge of $1,200,000 against the assets of the Canadian subsidiary. See "Discontinued Operations" above.

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

                               QUARTERLY NET SALES
                                 (IN THOUSANDS)

                  FIRST        SECOND         THIRD        FOURTH
                 QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                 -------       -------       -------       -------       -------
1997 .....       $ 4,067       $ 2,348       $    --       $    --       $    --
1996 .....         8,437         5,693        10,397         8,901        33,428
1995 .....        14,015        12,233        20,387        13,542        60,177
1994 .....        13,150        10,040        20,124        16,246        59,560

         Quarter Ended June 30, 1997 and 1996. Net sales from continuing operations of $2.3 million for the second quarter of 1997 decreased by 58.8% from $5.7 million in the corresponding quarter of 1996. The decrease reflects intensified competition, consolidation and overall weakness in the retail apparel trade, the termination of certain brand name apparel licenses in 1996 and a planned reduction in the scope of the Company's operations. Approximately $1.7 million or 50.8% of the sales decline was attributable to the relinquishment of four brand name apparel licenses in 1996. Sales of replacement brand name and proprietary lines are not expected to add significant revenues until the second half of 1997.

         Cost of goods sold as a percentage of net sales increased to 87.2% in the second quarter of 1997 compared to 85.8% in the same quarter last year. The increase reflects lower gross profit margins primarily resulting from higher levels of promotional sales in response to the continuing weak retail trade and the sell off of discontinued lines.

         Commission and other income decreased by $137,000 or 55.5% during the second quarter of 1997 compared to the corresponding prior quarter, reflecting a decline in the Company's sales agency business.

         SG&A expenses for the second quarter of 1997 decreased by 30.2% to $1.8 million compared to $2.5 million for the second quarter of 1996, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted in the second quarter of 1996 as part of the Company's redirection of its business. SG&A expenses as a percentage of net sales increased to 75.1% for the second quarter of 1997 compared to 44.4% in the corresponding prior quarter, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

         Interest and factoring expenses, aggregated $134,000 or 5.7% of sales in the second quarter of 1997 compared to $470,000 or 8.3% of sales in the corresponding quarter last year, representing a decrease of $336,000 or 71.5%. The decrease reflects lower interest rates, reduced levels of borrowing and pay down of debt.

         The Company recognized losses from continuing operations before benefits or provisions for income taxes in the second quarters of 1997 and 1996 aggregating $1.7 million and $1.8 million, respectively, reflecting the foregoing trends. In the second quarter of 1997, the Company's net loss was $1.4 million or $.33 per share based on 4,196,000 average common shares outstanding. In the second quarter of 1996, after accounting for a loss of $1,719,000 from discontinued operations of Woody Sports, the Company's net loss was $3.5 million or $.83 per share based on 4,196,000 average common shares outstanding. See "Recent Developments--Discontinued Operations" above.

         The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of operating results to be expected for the full year.

         Six Months Ended June 30, 1997 and 1996. Net sales of $6,415,000 for the first six months of 1997 decreased by 54.6% from $14,130,000 in the corresponding period last year.The decrease reflects the general downturn in the retail trade, the termination of certain licenses and a planned reduction in volume in anticipation of the continuing weak retail trade.

         Cost of goods sold as a percentage of sales increased by 2.2% from the corresponding period last year. The increase resulted from a higher level of promotional sales, and a concentrated effort to reduce prior inventory styles.

         Selling, general and administrative expenses for the first six months of 1997 decreased by 32.7% to $3,422,000 compared to $5,081,000 for the same period of 1996, primarily from a reduction in variable costs associated with lower sales volumes. Selling, general and administrative expenses as a percentage of sales increased to 53.3% for the first six months of 1997 compared to 36.0 % in the same period last year, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

         Interest and factoring expenses, decreased by $887,000 or 71.2% for the first six months of 1997 compared to the same period of 1996, reflecting decrease levels of financing and pay down of current debt.

         The Company recognized a loss from continuing operations of $2,755,000 before income taxes in the first six months of 1997, compared to a loss before taxes of $3,108,000 for the corresponding period last year . This reflects the foregoing trends and , for the prior period included an impairment charge of $125,000 against the carrying value of prepaid salaries under FAS 121. See "Recent Developments -- Asset impairment under FAS 121" above.

         After accounting for the disposal of the discontinued subsidiary, the loss was $.58 for the current period versus $1.19 for the first six months of 1996.

         The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of operating results to be expected for the full year.



LIQUIDITY AND CAPITAL RESOURCES

         Liquidity. Net cash used by Stage II's operating activities during the first half of 1997 aggregated $3,884,000. The Company's cash position during the period was further increased by the sale of marketable securities held by Stage II HK netting $6.2 million. During the first quarter of 1997, $6.0 million was repaid to the Company's factor and $434,000 was repaid on bank borrowings by Woody Sports. As a result of these activities, the Company's cash position decreased from $429,000 at December 31, 1996 to $215,000 at June 30, 1997.

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

         During the first half of 1997, the Company decided to repatriate an additional $6.3 million of Stage II HK's retained earnings to reduce short term debt. Of that amount , $5.0 million was repatriated in the second quarter of 1997. The repatriation is not expected to trigger domestic taxes due to the availability of net operating losses to offset any taxable income created. Stage II does not expect to repatriate additional retained earnings without available net operating losses to offset the taxable income. To the extent it decides to sell these securities or to make current use of the funds, the Company will recognize a gain or loss equal to the difference between their market value and its investment in the securities at the time of the decision to liquidate. A loss of $285,000 was incurred from the sale of securities in the first half of 1997.

         During the first four months of 1997, Stage II maintained a factoring agreement with Republic Factors Corp. (the "Prior Facility"). As of June 30, 1997, the Company's net direct borrowings under the Prior Agreement aggregated $
 .8 million. As of that date, the Company had no material commitments for capital expenditures.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

         (a)      Exhibits.

         EXHIBIT
         NUMBER:  EXHIBIT

         10.1 Factoring Agreement dated April 29, 1997 between the Company and Milberg Factors Corp.

         10.2     Change in the company's certifying accountant

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STAGE II APPAREL CORP.



Date: August 14, 1997               By:      /s/ Jack Clark
                                       --------------------------
                                              Jack Clark
                                         Chairman of the Board
                                       (Duly Authorized Officer)

                                    By:   /s/ Michael T. Hanrahan
                                       --------------------------
                                          Michael T. Hanrahan
                                             Treasurer and
                                         Chief Financial Officer
                                        (Duly Authorized Officer)