Form 10-Q
period 1997-09-30
STAGE II APPAREL CORP
filed 1997-11-07
CIK 811933

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997              Commission File No. 1-9502


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Title of Class          Outstanding at October 31, 1997

             Common Stock                      3,991,967

                             STAGE II APPAREL CORP.

                                     INDEX


Part I.  Financial Information                                              Page

Condensed Consolidated Balance Sheets -
  September 30,1997 (unaudited) and December 31, 1996 ......................   2

Condensed Consolidated Statements of Operations -
  Three and Nine Months Ended September 30, 1997
  and 1996 (unaudited) .....................................................   3

Condensed Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 1997 and 1996 (unaudited) ................   4

Notes to Condensed Consolidated Financial Statements .......................   5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ......................................   7


Part II.  Other Information ................................................  11

                         PART I. FINANCIAL INFORMATION
                    STAGE II APPAREL CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                         Sept. 30,     Dec. 31,
                                                           1997          1996
                                                         --------      --------
                                                        (Unaudited)
ASSETS:
  Cash .............................................     $    454      $    429
  Restricted cash ..................................          662            --
  Accounts receivable ..............................          823         1,334
  Finished goods inventory .........................        4,531         5,130
  Prepaid expenses .................................          618           374
  Prepaid income taxes and refunds receivable ......          112           130
                                                         --------      --------
    Total current assets ...........................        7,200         7,397
  Property and equipment, at cost, less
    accumulated depreciation .......................          522           585
  Marketable securities ............................        3,292         8,655
  Goodwill, less accumulated amortization ..........        7,226         7,558
  Covenant not to compete, less accumulated
    amortization ...................................          266           300
  Other assets .....................................          720         1,314
                                                         --------      --------
    TOTAL ASSETS ...................................     $ 19,226      $ 25,809
                                                         ========      ========
LIABILITIES:
  Due to factor ....................................     $  5,197      $  7,174
  Due to bank ......................................           --           434
  Accounts payable .................................          481         1,838
  Notes payable - current ..........................          170           185
  Notes payable to shareholder - current ...........          350           411
  Income taxes payable .............................           --             8
  Accrued royalties ................................           83           182
  Other current liabilities ........................          886           488
                                                         --------      --------
            Total current liabilities ..............        7,167        10,720
  Notes payable - long term ........................           --           199
  Notes payable to shareholder - long term .........           --           500
                                                         --------      --------
    TOTAL LIABILITIES ..............................        7,167        11,419
                                                         ========      ========
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000 shares
    authorized; none issued and outstanding ........           --            --
  Common stock, $.01 par value, 9,000 shares
    authorized; 4,993 shares issued and 3,992
    shares outstanding at Sept. 30, 1997 and
    4,196 at Dec. 31, 1996, ........................           50            50
  Additional paid-in capital .......................        7,502         7,502
  Retained earnings ................................        7,015         9,346
                                                           14,567        16,898
  Less treasury stock, at cost; 1001 shares at
    Sept.30, 1997 and 797 at Dec. 31, 1996 .........       (2,297)       (2,092)
  Allowance for decline in market value of
    securities available for sale ..................          (85)         (329)
  Cumulative translation adjustment ................         (126)          (87)
                                                         --------      --------
    TOTAL SHAREHOLDERS' EQUITY .....................       12,059        14,390
                                                         --------      --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......     $ 19,226      $ 25,809
                                                         ========      ========


See Notes to Condensed Consolidated Financial Statements.

                    STAGE II APPAREL CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statement of Operations
                     ($ in thousands except per share data)
                                  (Unaudited)

                                                        Three Months Ended   Nine Months Ended
                                                           September 30,      September 30,
                                                        ------------------   -----------------
                                                           1997      1996      1997      1996
                                                         -------   -------   -------   -------
Net sales .............................................    5,718    10,397    12,133    24,527

Cost of goods sold ....................................    4,423     8,271     9,861    19,943
                                                         -------   -------   -------   -------

Gross profit ..........................................    1,295     2,126     2,272     4,584

Commission and other  income ..........................      318       355       513       715

Selling, general and administrative ...................    1,437     2,116     4,859     7,167
                                                         -------   -------   -------   -------

Operating income (loss) ...............................      176       365    (2,074)   (1,868)

Interest and factoring expenses .......................      321       622       679     1,897

Interest income .......................................       73       194       211       594

Loss on sale of securities ............................       --        --       285        --
                                                         -------   -------   -------   -------

Income (loss) before income tax (benefit) .............      (72)      (63)   (2,827)   (3,171)

Income tax (benefit) ..................................       --       (75)       (9)      (55)
                                                         -------   -------   -------   -------
Income (loss)before extraordinary items from continuing
operations ............................................      (72)       12    (2,818)   (3,116)

Extraordinary item- gain on extinguishment of debt ....      205        --       205        --

Discontinued operations:
  Gain  (loss) on disposal of discontinued subsidiary,
  including a provision of $160,000 for operating loss
  during phase-out period .............................       --        --       290    (1,860)

                                                         -------   -------   -------   -------
Net income (loss) .....................................      133        12    (2,323)   (4,976)

Net income ( loss) per common share:
  Income (loss) from continuing operations ............  $ (0.02)  $  0.00   $ (0.67)  $ (0.74)
  Extraordinary items-extinguishment of debt ..........  $  0.05   $  0.00   $  0.05   $  0.00
  Gain  (loss) from discontinued operations ...........  $  0.00   $  0.00   $  0.07   $  0.00
                                                         -------   -------   -------   -------
                                                         $  0.03   $  0.00   $ (0.55)  $ (1.18)
                                                         =======   =======   =======   =======
Weighted average number of shares  outstanding ........    4,174     4,196     4,187     4,196
                                                         =======   =======   =======   =======

The accompanying notes are an integral part of these condensed financial statements

                    STAGE II APPAREL CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                               -------------
                                                             1997         1996
                                                             ----         ----
Net cash used in operating activities ..................    ($1,862)    $   325

Investing Activities:
  Purchase and sale of property and equipment, net .....        (46)         (8)
  Sale or redemption of  marketable securities .........      6,219         771
                                                            -------     -------

Net cash provided by  investing activities .............      6,173         763
                                                            -------     -------

Financing Activities:
Factor financing; net ..................................     (1,976)       (758)
Repayment of notes .....................................       (970)        (84)
Purchase of Treasury Stock .............................       (204)         --
Bank financing, net ....................................       (434)       (196)
                                                            -------     -------

Net cash provided by (used in) financing activities ....     (3,584)     (1,038)
                                                            -------     -------

Effects of exchange rate changes on cash ...............        (40)         --
                                                            -------     -------

Net increase in cash ...................................        687          50

Cash at beginning of year ..............................        429         151
                                                            -------     -------

Cash at end of period ..................................    $ 1,116     $   201
                                                            =======     =======

Supplemental disclosure of cash flows information:

  Cash paid for income taxes ...........................    $    10     $    17
                                                            =======     =======

  Cash paid for interest, excluding factoring fees .....    $   501     $ 1,265
                                                            =======     =======


See Notes to Condensed Consolidated Financial Statements.

                    STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 1997 and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1996 and are incorporated herein by reference.

Note 2. Finished Goods Inventory

      Finished goods inventories for the interim periods presented were computed using the gross profit margin method.

Note 3. Discontinued Operations

      In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports Apparel, Inc., its 80% owned Canadian subsidiary ("Woody Sports"). The operations of Woody Sports have been accounted for as discontinued operations because the subsidiary dealt with a separate and distinct class of customers from those of the Company's continuing operations. As of a result, the Company provided for an estimated loss on disposal of $1.5 million at December 31, 1996, consisting of a provision of $326,000 for operating losses during the phase-out period and a noncash impairment charge of $1.2 million against goodwill of the subsidiary. The Company's consolidated statements of operations for the nine months ended September 30, 1996 have been restated to account for the operations of the discontinued subsidiary separately from continuing operations. The Company's consolidated balance sheets have not been reclassified. Assets and liabilities of Woody Sports included in the consolidated balance sheets at September 30, 1997 and December 31, 1996 were as follows:

                                 (In thousands)

                                                      Sept. 30,         Dec. 31,
                                                        1997              1996
                                                      ---------         --------
                                                     (Unaudited)
Current assets ................................         $  --             $ 769
Current liabilities ...........................            --              (996)
Noncurrent assets .............................            --                --
Noncurrent liabilities ........................            --                --

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

      The Credit Agreement provides a revolving credit facility for short term borrowings by the Company at a floating interest rate equal to 1/2% above prime. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers' life insurance, restricted cash and the remaining marketable securities of Stage II HK. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases where there are merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of net receivables purchased by the Factor.

      The Credit Agreement also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders. The aggregate amount of letters of credit and borrowings available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $17 million. The Credit Agreement is scheduled to expire on April 29,1998, subject to automatic one-year renewal terms unless terminated at the option of either party.

Note 5. Litigation Settlement

      In April 1996, the Company and Stage II HK commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley, Ltd. ("Townsley") and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of the Company and Stage II HK. In September 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. During September 1997, the parties agreed to settle the lawsuit for a payment from the Company of approximately $1.15 million, partially offset by the relinquishment of 292,135 shares of the Company's common stock issued as part of the purchase price for the Townsley assets. The settlement payments were completed by the Company in November 1997.

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

      The Company has historically developed its product lines primarily through the acquisition of exclusive and non-exclusive license rights to nationally recognized brand names for sales of its apparel in the United States. In 1996, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for four brand name lines, renewing its Spalding license and adding a new exclusive license for the Dunlop brand. Stage II has also increased its emphasis on proprietary and private label sales, including its own Timber Run label, and has entered into manufacturing arrangements with Unique Sports Generation ("Unique Sports") for NBA brand apparel. In April 1997, Stage II expanded its arrangements with Unique Sports to add NFL brand sportswear. Sales of the Company's new product lines are not expected to add significant revenues until the fourth quarter of 1997.

      In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These expenses are included in selling, general and administrative ("SG&A") expenses. The Company's net losses in 1996 and in the first half of 1997 were primarily caused by difficulties in reducing fixed SG&A costs, maintaining strong profit margins in the face of intensified competition and overall weakness in the retail apparel market. As part of its strategy for returning to profitability, in addition to consolidating its licensing arrangements, the Company has systematically reduced the scope of its operations to concentrate on its most successful products, eliminated highly promotional merchandise, trimmed SG&A expenses, added new commission sales personnel, realigned management to focus on its core product lines and expanded into more promising manufacturing agreements.

Recent Developments

      Discontinued Operations. In May 1996, the Company decided to explore alternatives for disposing of its interest in Woody Sports Apparel, Inc., a Canadian distributor of activewear in which Stage II acquired 80% of the common stock and all the preferred stock in 1993 for approximately $1.6 million. During the third quarter of 1996, the Company finalized its plan to liquidate the operations of Woody Sports and provided for a loss on disposal of $1.5 million, comprised of a provision of $326,000 for operating losses during the phase-out period and a non cash impairment charge of $1.1 million against goodwill of the subsidiary and .1 million against prepaid salaries. The Company's consolidated statements of operations for the quarter ended September 30, 1996 have been restated to account for the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. The liquidation of Woody Sports was completed in the third quarter of 1997.

      Asset Impairment under FAS 121. In the first half of 1996, the Company implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment Long Lived Assets to be Disposed of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceed their fair value and may not be recoverable. In July 1996, as part of the plan of liquidation for Woody Sports, the Company took a noncash impairment charge of $1.2 million against the assets of the Canadian subsidiary. See "Discontinued Operations" above.

      Litigation Settlement. In April 1996, the Company and its Hong Kong subsidiary "(Stage II HK") commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley, Ltd. ("Townsley") and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of the Company and Stage II HK. In September 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. During September 1997, the parties agreed to settle the lawsuit for a payment from the Company of approximately $1.15 million, partially offset by the relinquishment of 292,135 shares of the Company's common stock issued as part of the purchase price for the Townsley assets. The settlement payments were completed by the Company in November 1997.

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

                              Quarterly Net Sales
                                 (In thousands)

                       First      Second       Third      Fourth
                      Quarter     Quarter     Quarter     Quarter      Total
                      -------     -------     -------     -------     -------
1997 ............     $ 4,067     $ 2,348     $ 5,718        --          --
1996 ............       8,437       5,693      10,397       8,901      33,428
1995 ............      14,015      12,233      20,387      13,542      60,177
1994 ............      13,150      10,040      20,124      16,246      59,560

      Quarter Ended September 30, 1997 and 1996. Net sales from continuing operations of $5.7 million for the third quarter of 1997 decreased by 45.0% from $10.4 million in the corresponding quarter of 1996. The decrease primarily reflects the termination of certain brand name apparel licenses in 1996 and a planned reduction in the scope of the Company's operations. Approximately $3.9 million or 84.0% of the sales decline was attributable to the relinquishment of four brand name apparel licenses in 1996. Sales of replacement brand name and proprietary lines began to offset the decline in the third quarter of 1997.

      Cost of goods sold as a percentage of net sales decreased to 77.4% in the third quarter of 1997 compared to 79.6% in the same quarter last year. The decrease reflects higher gross profit margins on the Company's revamped apparel lines.

      Commission and other income decreased by $37,000 or 10.4% during the third quarter of 1997 compared to the corresponding prior quarter, reflecting a decrease in the Company's sales agency business.

      SG&A expenses for the third quarter of 1997 decreased by 32.1% to $1.4 million compared to $2.1 million for the third quarter of 1996, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted in the third quarter of 1996 as part of the Company's redirection of its business. SG&A expenses as a percentage of net sales increased to 25.1% for the third quarter of 1997 compared to 20.4% in the corresponding prior quarter, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

      Interest and factoring expenses aggregated $321,000 or 5.6% of sales in the third quarter of 1997 compared to $622,000 or 6.0% of sales in the corresponding quarter last year, representing a decrease of $301,000 or 48.4%. The decrease reflects lower borrowing levels and interest rates.

      The Company realized a $205,000 gain from the extinguishment of debt relating to the Townsley settlement in the third quarter of 1997. See "Recent Developments-Litigation Settlement."

      The Company realized net income from continuing operations in the third quarters of 1997 and 1996 aggregating $133,000 and $12,000, respectively, reflecting the foregoing trends. In the third quarter of 1997, the Company's net income was $.03 per share compared to $.00 per share for the same quarter last year.

      Nine Months Ended September 30, 1997 and 1996. Net sales of $12.1 million for the first nine months of 1997 decreased by 50.5% from $24.5 million in the corresponding period last year. The decrease reflects the termination of certain licenses and a planned reduction in volume in anticipation of the continuing weak retail trade.

      Cost of goods sold as a percentage of sales in the first nine months of 1997 and 1996 remained constant at 81.3%.

      SG&A expenses for the first nine months of 1997 decreased by 32.2% to $4.9 million compared to $7.2 million for the same period of 1996, primarily from a reduction in variable costs associated with lower sales volumes. SG&A expenses as a percentage of sales increased to 40.0% for the first nine months of 1997 compared to 29.2 % in the same period last year, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

      Interest and factoring expenses decreased by $1.2 million or 64.2% for the first nine months of 1997 compared to the same period of 1996, reflecting a reduction of current debt.

      The Company realized a $205,000 gain from the extinguishment of debt relating to the Townsley settlement in the third quarter of 1997."See Recent Developments-Litigation Settlement."

      The Company recognized a loss from continuing operations of $2.6 million before income taxes in the first nine months of 1997, compared to a loss before taxes of $3.2 million for the corresponding period last year, reflecting the foregoing trends. The loss for the prior period included an impairment charge of $125,000 against the carrying value of prepaid salaries under FAS 121. See "Recent Developments -- Asset impairment under FAS 121" above. After accounting for the disposal of the Company's discontinued subsidiary, the loss was $.55 per share for the current period versus $1.18 per share for the first nine months of 1996.

      The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of operating results to be expected for the full year.

Liquidity and Capital Resources

      Liquidity. Net cash used by Stage II's operating activities during the first nine months of 1997 aggregated $1.9 million The Company's cash position during the period was increased by Factor advances of 4.0 million and the sale of marketable securities held by Stage II HK netting $6.2 million. During the period, $6.0 million was repaid to the Company's factor and $434,000 was repaid on bank borrowings by Woody Sports.

      Capital Resources. The Company had retained earnings of $9.3 million at December 31, 1996, including unremitted earnings of Stage II HK in the amount of $11.7 million, of which $8.6 million was invested in marketable fixed-income securities. Stage II HK has paid only local (i.e., foreign) taxes associated with its unremitted earnings, which are subject to the current U.S. tax rate (less the amount previously paid in local taxes) when repatriated and made available for domestic use.

      During the nine months of 1997, the Company repatriated $6.2 million of Stage II HK's retained earnings to reduce short term debt. The repatriation did not trigger domestic taxes due to the availability of net operating losses to offset the taxable income created, although a loss of $285,000 was incurred from the related sale of securities.

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

      The Credit Agreement provides a revolving credit facility for short term borrowings by Stage II at a floating interest rate equal to 1/2% above the prime rate. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers' life insurance, restricted cash and the marketable securities of Stage II HK. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases where there are merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of net receivables purchased by the Factor.

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

      The Company believes that its internally generated funds and borrowings available under its Credit Agreement will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of September 30, 1997, Stage II had no material capital expenditure requirements.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

      During the third quarter of 1997, the Company entered into settlement agreement for a pending lawsuit involving its Townsley acquisition. See "Management's Discussion and Analysis of Financial Position and Results of Operations--Recent Developments- Litigation Settlement."

Item 6. Exhibits and Reports on Form 8 - K.

      (a) Exhibits.

      None

      (b) Reports on Form 8-K

      On July 31, 1997, the Company filed a current report on form 8-K in connection with a change in its certifying accountants.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STAGE II APPAREL CORP.



Date: November 10, 1997             By:  /s/ Jack Clark
                                         --------------------------------
                                         Jack Clark
                                         Chairman of the Board
                                         (Duly Authorized Officer)