Form 10-K405
period 1997-12-31
STAGE II APPAREL CORP
filed 1998-03-31
CIK 811933

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997           Commission File No. 1-9502

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

As of March 16, 1998, 3,903,267 shares of Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $1,879,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

Item 1. Business

Introduction

      General. Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of men's and boy's casual apparel and activewear. The Company markets its apparel to mass merchandisers under nationally recognized brand names as well as proprietary and private labels. During the last three years, the Company has streamlined its operations to focus on its most popular labels and has increased reliance on its proprietary labels. The Company's products are produced to its specifications by various independent manufacturers in Asia, Africa and Europe. Stage II also acts as purchasing agent for various major retailing customers.

      Market Position. Management of the Company has been engaged in importing and marketing apparel for over 40 years and believes that Stage II is a recognized supplier of men's and boy's casual apparel and activewear. This assessment is based on factors including merchandiser recognition of the Company's licensed brand names as reflected in independent studies, its apparel sales penetration in major chain stores and the fragmented nature of its industry segment. Stage II sells its products primarily to sporting goods and specialty stores, mass merchandisers and various wholesale membership clubs. During 1997, the Company had over 500 customers.

      Market Sector. Stage II has specialized in casual apparel and activewear primarily for men and boys since its inception in 1980. The Company's products offer customers a wide selection of apparel styles, fabrics and colors for leisure and sports activities and are sold at "popular" and "moderate to better" prices.

Redirection of Business

      Recurring Losses. In systematically reducing the scope of its business to focus on its most popular apparel lines, the Company has experienced difficulties in maintaining strong gross profit margins and cutting fixed costs, resulting in substantial losses over the last four years. See "Management's Discussion and Analysis of Financial Position and Results of Operations." In addition, the Company has been dependent on the expertise of its Chairman, Jack Clark, who has reached retirement age and elected to reduce his management role with the Company. In response to these developments, the Company has been seeking to implement strategic changes to reverse the decline in its business. These efforts have been undertaken with a view to increasing shareholder values by bringing in a new management team, cutting expenses and adding new apparel licenses or business lines to the Company's reduced asset base.

      Change of Control. In February 1998, Stage II and Jack Clark, Robert Plotkin and Steven R. Clark, founders of the Company (the "Founders"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Richard Siskind, the principal shareholder and CEO of several companies engaged in various segments of the apparel industry. The transactions contemplated by the Purchase Agreement (the "Change of Control Transactions") include the sale to Mr. Siskind of 1.9 million shares (the "Control Shares") of the Company's common stock ("SA Common Stock") held by the Founders in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of 1.5 million shares of SA Common Stock from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options"). The Control Shares represent 48.7% of the SA Common Stock outstanding as of the date of this Report. The consummation of the Change of Control Transactions is scheduled for April 1998 and is subject to various closing conditions.

      Other Change of Control Transactions. In addition to the sale of the Control Shares, the Change of Control Transactions contemplated by the Purchase Agreement include (i) the Company's issuance to Mr. Siskind of options to purchase up to 1.5 million shares of SA Common Stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised, (ii) the reconstitution of the Company's board of directors with designees of Mr. Siskind, (iii) the addition of a new management team headed by Mr. Siskind and (iv) the arrangement by Mr. Siskind of a new credit facility for the Company. Mr. Siskind is also expected to receive options to purchase up to 900,000 shares of SA Common Stock at an exercise price of $.75 per share. All of the options issuable to Mr. Siskind will be subject to shareholder approval at the next annual meeting of the Company's shareholders. The Company believes Mr. Siskind's experience, industry contacts and successful track record will enable Stage II to complete the turnaround started by its current management. To assist in that effort, Jack Clark is expected to enter into a new employment agreement with the Company contemplating a transitional role for one year and the termination of his existing buy-sell agreement with Stage II.

Products

      General. The Company's product mix was historically based on the perception that retail customers preferred quality brand name apparel over comparable proprietary or private label products. Stage II implemented this strategy by acquiring U.S. license rights to nationally recognized brand names, expanding its product lines to accommodate as many as sixteen brand name licenses by 1993. Over the past few years, in response to increased demand for more moderately priced activewear for men and boys, the Company has consolidated its branded apparel lines to concentrate on its most popular licenses. Stage II has also placed greater emphasis on its own proprietary labels, including Main Event, Pro Tour, Timber Run, Rancho Santa Fe, Top Seed and Metro Clothing Company.

      Brand Name Licenses. During the course of its license acquisition program, the Company has added and thereafter discontinued various brand name licenses in favor of more advantageous arrangements for its current brand name lines. During 1996, Stage II added an exclusive license with Dunlop for men's activewear and relinquished license rights for its McGregor, Walt Disney, Taz/Major League Baseball and Coleman lines. During 1997, the Company further consolidated its product lines by extending the term of its Dunlop license, terminating its license for the Spalding brand and liquidating its interest in Woody Sports Apparel, Inc. ("Woody Sports"), which held Canadian activewear licenses from the National Hockey League, Major League Baseball, the National Collegiate Athletic Association and the Canadian Football League. Stage II has also elected to terminate its manufacturing arrangements with Unique Sports Generation ("Unique Sports"), a non-exclusive licensee of the National Basketball Association and the National Football League for various categories of men's and boy's activewear. See "Management's Discussion and Analysis of Financial Position and Results of Operations--Discontinued Operations."

      Licensed Brand Name Apparel Sales. The Company's licensed brand name apparel generally sells at a higher price and with greater gross profit margins than its comparable private and proprietary label apparel. During 1997, 1996 and 1995, sales of brand name apparel accounted for approximately 60%, 71% and 78%, respectively, of the Company's net sales. The gradual reduction in brand name apparel as a percentage of the Company's overall product mix reflects its strategy for increasing reliance on its own proprietary labels and its customers' private labels in response to greater demand for more moderately priced men's and boy's activewear.

      License Agreements. The Company's license agreements require it to make minimum annual royalty payments ranging from approximately $75,000 to $600,000. These thresholds generally increase for each successive license year. The license agreements also provide the licensor with a right of termination if the Company defaults on these obligations or fails to maintain quality control. Stage II is in compliance with the terms of each of its license agreements. The agreements run for various periods and are generally renewable. Prior to expiration of a profitable license, Stage II is usually able to obtain renewals or replacements on comparable terms.

      The Company's Spalding line accounted for over 10% of its net sales in 1997, and its Spalding and Coleman lines each accounted for over 10% of net sales in 1996 and 1995. The license agreements with Spalding and Coleman were terminated by mutual consent in 1997 and 1996, respectively, and replaced with the Dunlop license. The Company also increased emphasis on its own Timber Run label, which accounted for approximately 15% of its net sales in 1997.

Marketing and Distribution

      Marketing Strategy. The Company's marketing strategy focuses on multiple product lines of quality casual apparel and activewear distinguished by design, label and price. This permits Stage II to sell products to both discount and full price operating divisions of major retailers. The Company's mix of brand name and proprietary label apparel also enables it to deliver similar apparel items under different labels to competing merchandising customers.

      Marketing Vehicles. Stage II sells its products through a sales force consisting of five sales employees and nine sales agents located in New York City and other domestic locations. The Company advertises its brand name products through its catalogs distributed each season and magazines including Discount Stores News, a trade periodical, and the Daily News Record. The Company also displays its merchandise in showrooms at its New York City headquarters. In addition, Stage II exhibits its apparel at the semi-annual trade shows produced by the Men's Apparel Guild in Las Vegas (MAGIC), a major men's and boy's apparel show, and other trade shows, including the Atlanta Super Show and the BATMAN's show for big and tall men's apparel.

      Customers. In 1997, the Company's products were sold to over 500 customers operating national and regional chains of sporting goods, specialty and mass merchandising stores throughout the United States and Canada. Some of the Company's largest customers during 1997 (measured by sales) included Ames Department Stores, Inc., Army-Airforce Exchange Service, Hills Dept. Stores, K-Mart Stores, Inc., Henry Modell & Co., Value City, Venture Stores, Inc. and Wal-Mart Stores, Inc. Approximately 52% of the Company's 1997 net sales were made to its ten largest customers, of which Wal-Mart Stores, Inc. and Ames Department Stores, Inc. accounted for approximately 13% and 14%, respectively, compared to 1996 levels of 17% and 14%, respectively.

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

      Manufacturing Sources. The Company's products are manufactured in accordance with its designs, specifications and production schedules by approximately 50 independent manufacturers located in over 16 countries in Asia, Africa and Europe. Stage II determines its manufacturing requirements based on customer orders placed or indicated approximately six months prior to shipment. Manufacturing is then arranged on an order-by-order basis.

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

      Quality Control. All finished products manufactured for the Company are inspected by employees or agents of the Company prior to acceptance and payment to ensure that they meet the Company's design, quality and other production specifications. Employees or agents of the Company inspect initial product samples provided by manufacturers for compliance with production specifications, and production runs are not authorized until conforming samples have been approved. Payment for each foreign manufacturing order is generally backed by an irrevocable international letter of credit issued under the Company's credit agreement approximately two to six months prior to shipment of the products. The letters of credit may not be drawn until an authorized employee or agent of Stage II issues an inspection certificate certifying that the products are in compliance with the manufacturing order.

Sales Agency Operations

      Historically, the Company's Hong Kong subsidiary, Stage II Apparel Corp. of Hong Kong, Ltd. ("Stage II HK"), provided sales agency services to Stage II and acted as purchasing agent to certain major retailing customers of the Company. These functions included monitoring the production and quality control of garments manufactured for the Company in various foreign locations, inspects production facilities and evaluates potential future suppliers. Stage II HK also assisted the Company's manufacturers in locating and purchasing manufacturing machinery and raw materials from time to time and when necessary to ensure timely delivery of finished products to meet the Company's manufacturing orders. The operations of Stage II HK were wound down during the fourth quarter of 1997, with its monitoring functions being replaced by outside contractors as part of the Company's cost cutting measures. Its sales agency business is currently conducted directly by the Company.

      During 1997, Stage II and Stage II HK also acted as purchasing agent for approximately $5 million (net sales equivalent) of apparel for other apparel companies and retailers. These amounts are not included as net sales of the Company. Instead, the fees for these services are reflected as commission income. Information on the amounts of net sales and commission income, operating profit and identifiable assets attributable to the Company's operations in the United States and abroad is set forth in Note 2 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

Imports and Import Restrictions

      Current Import Considerations. The Company imports substantially all of its products from various foreign countries located in Asia, Africa and Europe. Since 1963, imports of apparel products from these countries have been subject to constraints imposed by multilateral textile agreements with the United States applicable to specific product categories. As products in a certain product category are imported from a country into the United States, that country's quota for the product category is utilized. When an annual quota limit is reached, no more products in the category may enter into the United States during the year from that country. Stage II monitors the amount of unutilized quota available for import of the Company's products on a weekly basis and arranges its production schedules accordingly. The Company further minimizes its potential exposure to quota risks through, among other things, geographical diversification of its manufacturing sources and shifts of production among countries and manufacturers. Stage II bases its choice of manufacturer, in part, on quota considerations.

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

Backlog

      The Company's backlog of orders for garments at March 19, 1998 totaled approximately $10 million, including 1998 sales through that date, representing a decrease of $4 million from the comparable backlog of approximately $14 million at March 14, 1997, including sales through that date. Substantially all of the orders at March 19, 1998 were scheduled for delivery by the end of the year. Backlog represents orders placed by customers that are not yet due for shipment. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Cancellations, rejections and returns can reduce the amount of net sales resulting from the backlog of orders. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful or indicative of subsequent actual shipments.

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

Employees

      As of December 31, 1997, the Company had 26 full-time employees. None of the Company's employees are represented by a union. Stage II considers its working relationships with employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

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

Distribution Facilities

      During 1997, the Company distributed substantially all of its finished garments in the United States from a public distribution facility located in the New York metropolitan area, leased on a month-to-month basis. In 1997 and 1996, the aggregate storage costs incurred at all distribution facilities were approximately $164,000 and $188,000, respectively.

Item 3. Legal Proceedings

      In April 1996, the Company and Stage II HK commenced a lawsuit in the Supreme Court of the State of New York against Stuart Goldman, Townsley, Ltd. ("Townsley") and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of the Company and Stage II HK. In September 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. During September 1997, the parties agreed to settle the lawsuit for a payment from the Company of approximately $1.15 million, partially offset by the relinquishment of 292,135 shares of the Company's common stock issued as part of the purchase price for the Townsley assets. The settlement payments and stock repurchase were completed by the Company in November 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Shareholder Matters

Trading Market

      The SA Common Stock is listed for trading on the AMEX under the symbol SA. The following table sets forth, for the periods indicated, the high and low sales prices for the SA Common Stock as reported on the AMEX.

                                                              Market Prices
                                                          ----------------------
1996:                                                       High          Low
                                                          -------      ---------
First quarter ............................................$ 4 1/8      $ 2 13/16
Second quarter............................................  3 7/8        2  3/4
Third quarter.............................................  3 1/8        2  3/4
Fourth quarter............................................  3            1  7/8

1997:

First quarter.............................................$ 2 1/8      $ 1  7/16
Second quarter............................................  1 5/16       1  3/16
Third quarter.............................................  3               1/2
Fourth Quarter............................................  2 1/16         13/16

1998:

First quarter.............................................$ 2 1/16        $ 5/8

Security Holders

      As of February 28, 1998, there were 115 holders of record of the SA Common Stock. Stage II estimates that there are at least 900 beneficial owners of its SA Common Stock.

Dividends

      The Company has not paid any dividends on the SA Common Stock since 1994 and does not expect to consider reinstituting dividend payments in the foreseeable future.

Item 6. Selected Financial Data

      The following table presents selected financial data of Stage II at and for the year ended December 31 in each of the five years through 1997. The selected financial data presented below has been derived from the Company's audited consolidated financial statements, which have been restated for each of the three years ended December 31, 1995 to account for the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. For each of the three years through December 31, 1997, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

                    (In thousands, except per share amounts)

                                                                       Year Ended December 31,
                                                     -------------------------------------------------------
                                                        1997        1996        1995        1994       1993
                                                     --------    --------    --------    --------    -------
Income Statement Data:
Net sales ........................................   $ 16,547    $ 33,428    $ 60,177    $ 59,560    $59,574
Cost of goods sold ...............................     14,234      28,016      48,357      46,778     46,270
                                                     --------    --------    --------    --------    -------
   Gross profit ..................................      2,313       5,412      11,820      12,782     13,304
Commission and other income ......................        442         678       1,599         853      1,180
                                                     --------    --------    --------    --------    -------
                                                        2,755       6,090      13,419      13,635     14,484
Selling, general and administrative expenses .....      6,083       9,195      13,341      13,059     12,201
Impairment of prepaid salary and non-compete .....        255         512          --          --         --
Impairment of goodwill ...........................      5,029          --          --          --         --
Loss on sale of securities .......................        285          --          --          --         --
Loss (gain) on settlement of litigation ..........       (249)        (13)        577          --         --
                                                     --------    --------    --------    --------    -------
   Operating profit (loss) .......................     (8,648)     (3,604)       (499)        576      2,283
Interest expense, net ............................        690       1,588       2,421       1,818        829
                                                     --------    --------    --------    --------    -------
   Income (loss) from continuing operations
     before income taxes (benefit) ...............     (9,338)     (5,192)     (2,920)     (1,242)     1,454
Income taxes (benefit) ...........................         74         (33)       (342)       (438)       629
                                                     --------    --------    --------    --------    -------
   Income (loss) from continuing operations before
     cumulative effect of accounting change ......     (9,412)     (5,159)     (2,578)       (804)       825
                                                     --------    --------    --------    --------    -------
Discontinued operations:
   Income (loss) from discontinued operations ....         --        (324)       (684)        (61)         8
   Gain (loss) on disposal of discontinued
     operations ..................................        163      (1,479)         --          --         --
                                                     --------    --------    --------    --------    -------
                                                                   (1,803)       (684)        (61)         8
Cumulative effect of accounting change ...........         --          --          --          --        401
                                                     --------    --------    --------    --------    -------
Net income (loss) ................................   $ (9,249)   $ (6,962)   $ (3,262)   $   (865)   $ 1,234
                                                     ========    ========    ========    ========    =======
Net income (loss) per common share:
   Income (loss) from continuing operations ......   $  (2.28)   $  (1.23)   $   (.60)   $   (.19)   $   .20
   Income (loss) from discontinued operations ....        .04        (.43)       (.18)       (.02)        --

   Cumulative effect of accounting change ........         --          --          --          --        .10
                                                     --------    --------    --------    --------    -------
                                                     $  (2.24)   $  (1.66)   $   (.78)   $   (.21)   $   .30
                                                     ========    ========    ========    ========    =======
Dividends paid per common share ..................   $     --    $     --    $     --    $    .12    $   .12
                                                     ========    ========    ========    ========    =======
Weighted average common shares outstanding .......      4,128       4,196       4,195       4,161      4,155
                                                     ========    ========    ========    ========    =======

                                                                        As of December 31,
                                                     -------------------------------------------------------
                                                        1997        1996        1995        1994       1993
                                                     --------    --------    --------    --------    -------
Summary Balance Sheet Data:
   Total assets ..................................   $ 11,178    $ 25,809    $ 39,536    $ 41,126    $32,747
   Due to factor .................................      4,650       7,174      11,658       9,630      2,149
   Long term debt, excluding current portion .....         --         699       1,295       1,465         --
   Shareholders' equity ..........................      5,327      14,390      21,678      24,414     26,409

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company has historically developed its product lines primarily through the acquisition of exclusive and non-exclusive license rights to nationally recognized brand names for sales of its apparel in the United States. In the last two years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for five brand name lines, liquidating its Canadian subsidiary and discontinuing its arrangements with Unique Sports for NBA and NFL brand sportswear. These lines were replaced with a new exclusive license for the Dunlop brand late in 1996. Stage II has also increased its emphasis on proprietary and private label sales, including its own Timber Run, Pro Tour and Main Event labels.

      In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These costs are included in selling, general and administrative ("SG&A") expenses. Difficulties in reducing fixed overhead costs and maintaining strong gross profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market contributed to the Company's net losses in 1997, 1996 and 1995 aggregating $9.2 million, $7.0 million and $3.3 million, respectively. These losses include noncash charges aggregating $5.3 million in 1997 and $1.7 million in 1996. See "Asset Writedowns" below.

Recent Developments

      Stage II has financed its losses over the last three years with borrowings under its credit facility that have been reduced from time to time with repatriated earnings of its Hong Kong subsidiary aggregating $9.4 million in 1997, of which $6.0 million was used to repay short term debt, and $3.4 million in 1996, all of which was used for debt reduction. As part of its strategy for returning to profitability, in addition to consolidating its licensing arrangements, reducing the scope of its operations to concentrate on its most successful products and trimming overhead expenses, the Company has added new commission sales personnel and realigned management to focus on its core product lines.

      In addition to these efforts, the Company has been seeking to implement strategic changes to reverse the decline in its business. These efforts have been undertaken with a view in increasing shareholder values by bringing in a new management team, cutting expenses and adding new apparel licenses or business lines to the Company's reduced asset base. The Change of Control Transactions scheduled for completion in April 1998 were structured to address these goals. See "Business--Redirection of Business."

Discontinued Operations

      During the third quarter of 1996, the Company finalized its plan to liquidate the operations of Woody Sports and provided for a loss on disposal of $1.5 million, comprised of a provision of $326,000 for operating losses during the phase-out period, a noncash impairment charge of $1.1 million against goodwill of the subsidiary and a $100,000 charge against prepaid salaries. The Company's consolidated statements of operations for the years ended December 31, 1996 and 1995 have been restated to account for the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. The liquidation of Woody Sports was completed in the third quarter of 1997.

Asset Writedowns

      In 1996, the Company implemented the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment Long Lived Assets to be Disposed of ("FAS 121"). Under FAS 121, certain assets are required to be reviewed periodically for impairment whenever circumstances indicate their carrying amount exceed their fair value and may not be recoverable. At December 31, 1997, the Company recognized noncash impairment charges totaling $5.3 million, reflecting a $5.0 million writedown of goodwill attributable to a planned reduction in emphasis on proprietary labels received in prior acquisitions and a related $255,000 writedown of a former officer's prepaid salary and non-compete covenant. See "Legal Proceedings." In addition, in July 1996, as part of the plan of liquidation for Woody Sports, the Company took noncash charges aggregating $1.2 million against the assets of its Canadian subsidiary. See "Discontinued Operations" above. The Company also took charges of $512,000 in 1996 for writedowns of a former officer's prepaid salary and a non-compete covenant.

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

                               Quarterly Net Sales
                                 (In thousands)

                      First       Second        Third       Fourth
                     Quarter      Quarter      Quarter      Quarter        Total
                     -------      -------      -------      -------        -----
1997 ..........      $ 4,067      $ 2,348      $ 5,718      $ 4,414      $16,547
1996 ..........        8,437        5,693       10,397        8,901       33,428
1995 ..........       14,015       12,233       20,387       13,542       60,177

      The following tables present the Company's gross profit from continuing operations, income (loss) from continuing operations and income (loss) per share from continuing operations on a quarterly basis during the last three years. The reduction in gross profit from continuing operations in the fourth quarter of 1997 reflects the sell off of discontinued lines and an increase in inventory markdowns. Amounts may not add across due to rounding.

                Quarterly Gross Profit from Continuing Operations
                                 (In thousands)

                      First       Second        Third       Fourth
                     Quarter      Quarter      Quarter      Quarter        Total
                     -------      -------      -------      -------        -----
1997 ..........      $   677      $   300      $ 1,295      $    41      $ 2,313
1996 ..........        1,647          811        2,126          828        5,412
1995 ..........        3,126        2,271        4,393        2,030       11,820

               Quarterly Income (Loss) from Continuing Operations
                                 (In thousands)

                      First       Second        Third       Fourth
                     Quarter      Quarter      Quarter      Quarter       Total
                     -------      -------      -------      -------       -----
1997 ..........      $(1,068)     $(1,678)     $   133      $(6,799)    $(9,412)
1996 ..........       (1,377)      (2,489)          12       (1,305)     (5,159)
1995 ..........         (453)        (769)         464       (1,820)     (2,578)

          Quarterly Income (Loss) Per Share from Continuing Operations

                      First      Second        Third       Fourth
                     Quarter     Quarter      Quarter      Quarter        Total
                     -------     -------      -------      -------        -----
1997 ..........      $  (.26)    $  (.40)     $   .03      $ (1.66)     $ (2.28)
1996 ..........         (.33)       (.59)         .00         (.31)       (1.23)
1995 ..........         (.10)       (.18)         .11         (.43)        (.62)

      1997 and 1996. Net sales of $16.5 million from continuing operations in 1997 decreased by 50.5% from $33.4 million in 1996. The decrease primarily reflects the termination of certain brand name apparel licenses as part of the planned reduction in the scope of the Company's operations. Sales of replacement brand name and proprietary lines did not begin to offset the decline until the third quarter of 1997.

      Cost of goods sold as a percentage of sales increased to 86.0% in 1997 from 83.8% in 1996. The increase reflects lower gross profit margins primarily resulting from higher levels of promotional sales in response to the continuing weak retail trade and the sell off of discontinued lines.

      Commission and other income decreased by approximately $.2 million during 1997 compared to the prior year, reflecting a decline in the Company's sales agency business.

      SG&A expenses for 1997 decreased by 33.8% to $6.1 million compared to $9.2 million for 1996, primarily from a reduction in variable costs associated with lower sales volumes. SG&A expenses as a percentage of sales increased to 36.8% for 1997 compared to 27.5 % in 1996, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

      Interest and factoring expenses decreased by $1.4 million or 60.1% for 1997 compared to 1996. The decrease resulted from a reduction of current debt with repatriated earnings of Stage II HK and from a decline in volume of factored receivables. During 1997, the Company realized interest income of $242,000 and recognized a loss of $285,000 on the sale of marketable securities.

      The Company recognized noncash impairment charges aggregating $5.3 million at December 31, 1997, reflecting a $5.0 million writedown of goodwill attributable to prior acquisitions in 1994 and a $255,000 writedown of a former officer's prepaid salary and non-compete covenant. In 1997, the Company also recognized a $249,000 gain relating to the Townsley settlement in the third quarter of 1997. In 1996, the Company recognized noncash charges of $1.2 million against the carrying value of its Canadian subsidiary's assets and prepaid salaries plus $512,000 for writedowns of a former officer's prepaid salary and non-compete covenant. See "Asset Writedowns" and "Discontinued Operations" above and "Legal Proceedings."

      The Company recognized losses from continuing operations before income tax benefits of $9.3 million in 1997 and $5.2 million in 1996, reflecting the foregoing developments. After accounting for the disposal of the Company's discontinued subsidiary, the losses were $2.24 per share in 1997 based on 4,128,000 average common shares outstanding and $1.66 per share in 1996 based on 4,196,000 average common shares outstanding. See "Discontinued Operations" above.

      1996 Compared to 1995. Net sales of $33.4 million from continuing operations in 1996 decreased by 44.5% from $60.2 million in 1995. The decrease reflects intensified competition, consolidation and overall weakness in the retail apparel trade, the termination of certain brand name apparel licenses and a planned reduction in the scope of the Company's operations. Approximately $10.2 million or 38.1% of the sales decline was attributable to the relinquishment of four brand name apparel licenses in 1996.

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

      During 1996, Stage II recognized noncash charges aggregating $1.2 million against the carrying value of its Canadian subsidiary's assets and prepaid salaries plus $512,000 for writedowns of a former officer's prepaid salary and non-compete covenant. See "Asset Writedowns" above. In addition, during 1995, the Company recognized a provision of $577,000 for litigation costs relating primarily to performance adjustments for an acquisition completed by Stage II in 1987.

      Interest and factoring expenses, net of interest income, aggregated $1.6 million or 4.8% of sales in 1996 compared to $2.4 million or 4.0% of sales in 1995, representing a decrease of $.8 million or 34.4%. The decrease reflects lower interest rates, reduced levels of borrowing and slightly higher levels of interest income.

      The Company recognized losses from continuing operations before income tax benefits in 1996 and 1995 aggregating $5.2 million and $2.9 million, respectively, reflecting the foregoing developments. After accounting for losses of $324,000 and $765,000 from discontinued operations of Woody Sports in 1996 and 1995, respectively, and a charge of $1.5 million in 1996 for an estimated loss on disposal of the discontinued operations, the Company's net loss was $7.0 million or $1.66 per share in 1996 based on 4,196,000 average common shares outstanding compared to a net loss of $3.3 million or $.78 per share for 1995 based on 4,195,000 average common shares outstanding. See "Discontinued Operations" above.

Liquidity and Capital Resources

      Liquidity. Net cash used by Stage II's operating activities during 1997 aggregated $297,000. The Company's cash position during the period was increased by the sale of marketable securities held by Stage II HK netting $5.3 million. The Company's cash position increased from $429,000 at December 31, 1996 to $641,000 at December 31, 1997.

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

      During 1997, the Company repatriated all of Stage II HK's cash and marketable securities aggregating $9.4 million of which $6.0 million was used to reduce short term debt. The repatriation did not trigger domestic taxes due to the availability of net operating losses to offset the taxable income created. A loss of $285,000 was incurred from the related sale of marketable securities.

      In April 1997, the Company obtained a new credit facility (the "Credit Facility") under a factoring agreement with Milberg Factors Corp. (the "Factor"). In connection with the refinancing, the Company repaid $6 million of its borrowings under its prior credit facility with repatriated earnings of Stage II HK and refinanced the balance of net direct borrowings aggregating $1.8 million under the Credit Facility. As of December 31, 1997, the Company's net direct borrowings under the Credit Facility aggregated $4.6 million.

      The Credit Facility provides for short term borrowings by Stage II at a floating interest rate equal to 1/2% above the prime rate. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers' life insurance, restricted cash and marketable securities. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the Factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The Factor receives a commission under the Credit Agreement in an amount less than 1% of the net receivables it purchases.

      The Credit Agreement also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders. The aggregate amount of letters of credit and borrowings available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $13 million.

      The Credit Facility is scheduled to expire in April 1999, subject to automatic one-year renewal terms unless terminated at the option of either party. As a condition to the Change of Control Transactions, Richard Siskind has undertaken to arrange a new credit facility for the Company. Under the modified arrangements, guarantees of a portion of the Company's indebtedness under the Credit Facility provided by two of the Founders are expected to be replaced by a guaranty from Mr. Siskind. See "Business--Redirection of Business."

      The Company believes that its internally generated funds and borrowings available under its Credit Agreement will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of December 31, 1997, Stage II had no material capital expenditure requirements.

      Inflation. The general level of inflation in domestic and foreign economies has not had a material effect on the Company's operating results during the last three years.

      New Accounting Pronouncement. In June 1996, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. These standards will be reflected in the Company's financial statements for the year ending December 31, 1998.

      Year 2000 Compliance. The Company believes that it is year 2000 compliant and does not currently anticipate any disruption in its operations as a result of any failure in its year 2000 compliance. Stage II does not currently have any information about the status of year 2000 compliance by its suppliers or customers.

Forward Looking Statements

      This Report includes forward looking statements within the meaning of
Section 21E of the Securities Exchange Act relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including risks of inflation, fluctuations in market demand for the Company's products and changes in the level of future expenses for the manufacturing and distribution of those products. Words such as "anticipated," "expect," "intend" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

Item 8. Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Stage II Apparel Corp. and Subsidiaries:

Independent Auditors' Reports ............................................   F-1
Consolidated Balance Sheets - December 31, 1997 and 1996 .................   F-3
Consolidated Statements of Operations - For the years ended
  December 31, 1997, 1996 and 1995 .......................................   F-4
Consolidated Statements of Cash Flows - For the years ended
  December 31, 1997, 1996 and 1995 .......................................   F-5
Consolidated Statements of Shareholders' Equity - For the years ended
  December 31, 1997, 1996 and 1995 .......................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

      On July 25, 1997, the Company dismissed KPMG Peat Marwick LLP ("KPMG") as its independent accountants. On the same date, the Company engaged Mahoney Cohen & Company, CPA, P.C. ("MC&C") as its independent accountants. The change in accountants was approved by the Audit Committee of the Board. Neither of KPMG's reports on the Company's financial statements for the years ended December 31, 1996 and 1995 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the last two years and the interim period prior to the change in accountants, (i) the Company had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) KPMG did not advise the Company of any "reportable event" as defined in Regulation S-K under the Securities Exchange Act of 1934 and (iii) the Company did not consult with MC&C on any accounting, auditing, financial reporting or any other matters.

                                    PART III

Item 10. Executive Officers of the Company

      The executive officers of the Company are as follows:

                                                                                            Officer of
                                                                                             Stage II
Name                    Age                      Position                                      Since
----                    ---  -------------------------------------------------------------  ----------
Jack Clark............  70   Chairman of the Board                                             1982
Steven R. Clark.......  41   Executive Vice President - Sales                                  1980
Ronald Cohen..........  55   Executive Vice President - Operations                             1996
Carl Jenkins..........  54   Executive Vice President - Production and Foreign Operations      1996
Michael Hanrahan......  38   Chief Financial Officer and Treasurer                             1997

      A summary of the business experience and background of the Company's officers is set forth below.

      Jack Clark has served as the Chairman of the Board of the Company and a director since 1982. From 1982 through January 1987, he served as a consultant to the Company and other apparel companies in his capacity as president of J.C.C. Consulting Corp., with his services since that date provided directly and exclusively to the Company. Mr. Clark is primarily responsible for the Company's strategic planning, including product designs and development, manufacturing and acquisitions. Mr. Clark has been engaged in the apparel business for over 40 years.

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

      Ronald Cohen joined Stage II in 1988 as Director of Operations and was appointed as Executive Vice President-Operations of Stage II in 1996. He also served as a director of the Company from 1996 until March 1998. Mr. Cohen is principally responsible for the Company's computer operations, import arrangements and sales monitoring. Prior to joining Stage II, Mr. Cohen served for four years as President of Scottodd, Inc., a consulting company.

      Carl Jenkins joined the Company in 1994 as Director of Production and Foreign Operations and was appointed as Executive Vice President - Production and Foreign Operations in 1996. Prior to joining Stage II, he served in a similar position with Townsley for more than five years.

      Michael Hanrahan joined the Company in 1997 as Chief Financial Officer and Treasurer. From 1994 to 1997, Mr. Hanrahan was Director of Finance at Listeff Fashions, Inc., prior to which he served as Manager of Financial Reporting at Bernard Chaus Inc. since 1989. Mr. Hanrahan is a certified public accountant and a graduate of Seton Hall University.

      The balance of Part III to this Report is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

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

            (3)   Exhibits:

          Exhibit
          Number:       Exhibit
          -------       -------

            2.1*        Amended and Restated Certificate of Incorporation of the
                        Company.
            3.2*        By-Laws of the Company.
            4.1*        Form of Stock Certificate.
            10.1*       1987 Incentive Stock Option Plan.
            10.2        License agreement dated March 14, 1996 between Dunlop
                        Slazenger Corporation and the Company (incorporated by
                        reference to Exhibit 10.6 to the Company's Annual Report
                        on Form 10-K (File No. 1-9502) for the year ended
                        December 31, 1995).
            10.3        Stock Purchase Agreement dated as of February 26, 1998
                        among the Company, Jack Clark, Robert Plotkin, Steven R.
                        Clark and Richard Siskind (incorporated by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K
                        (File No. 1-9502) filed on March 2, 1998).
            10.4        Management Agreement dated as of February 26, 1998
                        between the Company and Richard Siskind (incorporated by
                        reference to Exhibit 10.2 to the Company's Current
                        Report on Form 8- K (File No. 1-9502) filed on March 2,
                        1998).
            10.5        1998 Nonqualified Stock Option Plan--A (incorporated by
                        reference to Exhibit 10.1 to the Company's Current
                        Report on Form 8-K (File No. 1-9502) filed on March __,
                        1998)
            10.6        1998 Nonqualified Stock Option Plan--B (incorporated by
                        reference to Exhibit 10.1 to the Company's Current
                        Report on Form 8-K (File No. 1-9502) filed on March __,
                        1998)
            10.7        Buy-Sell Agreement dated as of January 31, 1992 among
                        the Company, Jack Clark and Robert Plotkin (incorporated by reference to Exhibit 10.15 to the Company's Annual
                        Report on Form 10-K (File No. 1-9502) for the year ended
                        December 31, 1994).
            21.1        Subsidiaries of the Company (incorporated by reference
                        to Exhibit 21.1 to the Company's Annual Report on Form
                        10-K (File No. 1-9502) for the year ended December 31,
                        1994).
            24.1        Power of Attorney of Jack Clark, Robert Plotkin and
                        Steven R. Clark.

----------
* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).


      (b) Reports on Form 8-K:

      A Current Report on Form 8-K was filed by the Company on December 9, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1998.

                             STAGE II APPAREL CORP.


By:     /s/ Michael Hanrahan                      By:   /s/ Jack Clark
   --------------------------------------            ---------------------------
            Michael Hanrahan                             Jack Clark
        Chief Financial Officer                    Chairman of the Board
(Principal Financial and Accounting Officer)       (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.


                                             Title                  Date
                                             -----                  ----

Jack Clark, Robert Plotkin* and            Directors
Steven R. Clark*



By:               /s/ Jack Clark                                  March 27, 1998
     -------------------------------------
          *Jack Clark as attorney-in-fact

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Stage II Apparel Corp.:

We have audited the accompanying consolidated balance sheet of Stage II Apparel Corp. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage II Apparel Corp. and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                              MAHONEY COHEN & COMPANY, CPA, P.C.


New York, New York
March 31, 1997

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Stage II Apparel Corp.:


We have audited the accompanying consolidated balance sheets of Stage II Apparel Corp. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage II Apparel Corp. and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP


New York, New York
March 26, 1998

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                 December 31,
                                                                                          -------------------------
                                                                                             1997           1996
                                                                                          ---------       ---------
ASSETS:
   Cash and cash equivalents..........................................................    $     641       $     429
   Restricted cash (note 3)..........................................................           679              --
   Accounts receivable (notes 3 and 5)................................................          496           1,334
   Finished goods inventory (notes 3 and 6)...........................................        2,496           5,130
   Prepaid expenses...................................................................          214             374
   Prepaid income taxes and refunds receivable........................................           30             130
                                                                                          ---------       ---------
     Total current assets.............................................................        4,556           7,397
   Property and equipment, at cost, less accumulated depreciation (note 7)............          500             585
   Marketable securities (notes 3 and 8)..............................................        3,325           8,655
   Goodwill, less accumulated amortization and impairment of $7,654
     and $2,056 at December 31, 1997 and 1996, respectively...........................        1,960           7,558
   Covenant not to compete, less accumulated amortization of $213
     at December 31, 1996.............................................................           --             300
    Other assets......................................................................          837           1,314
                                                                                          ---------       ---------
     TOTAL ASSETS.....................................................................    $  11,178       $  25,809
                                                                                          =========       =========
LIABILITIES:
   Due to factor (note 3).............................................................    $   4,650       $   7,174
   Due to bank (note 4)...............................................................           --             434
   Accounts payable...................................................................          850           1,838
   Notes payable - current (note 9)...................................................           --             185
   Notes payable to shareholder - current (note 10)...................................           --             411
   Income taxes payable...............................................................           --               8
   Accrued royalties..................................................................           78             182
   Other current liabilities..........................................................          273             488
                                                                                          ---------       ---------
     Total current liabilities........................................................        5,851          10,720
   Notes payable - long term (note 9).................................................           --             199
   Notes payable to shareholder - long term (note 10).................................           --             500
                                                                                          ---------       ---------
     TOTAL LIABILITIES................................................................        5,851          11,419
                                                                                          ---------       ---------
SHAREHOLDERS' EQUITY (notes 16 and 17):
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding......................................................           --              --
   Common stock, $.01 par value, 9,000 shares authorized; 4,993 shares issued and 3,904 shares outstanding at December 31, 1997; 4,993
     shares issued and 4,196 shares outstanding at December 31, 1996..................           50              50
   Additional paid-in capital.........................................................        7,502           7,502
   Retained earnings..................................................................           97           9,346
                                                                                          ---------       ---------
                                                                                              7,649          16,898
   Less treasury stock, at cost; 1,089 shares at December 31, 1997; and
     797 shares at December 31, 1996..................................................       (2,302)         (2,092)
   Allowance for decline in market value of securities available for sale (note 8)              (20)           (329)
   Cumulative translation adjustment..................................................           --             (87)
                                                                                          ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY.......................................................        5,327          14,390
                                                                                          ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................    $  11,178       $  25,809
                                                                                          =========       =========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                         Year Ended December 31,
                                                                   --------------------------------
                                                                       1997        1996        1995
                                                                   --------    --------    --------
Net sales ......................................................   $ 16,547    $ 33,428    $ 60,177
Cost of goods sold (note 6) ....................................     14,234      28,016      48,357
                                                                   --------    --------    --------
Gross profit ...................................................      2,313       5,412      11,820
Commission and other income ....................................        442         678       1,599
                                                                   --------    --------    --------
                                                                      2,755       6,090      13,419

Selling, general and administrative expenses (notes 12, 15 & 18)      6,083       9,195      13,341
Impairment of prepaid salary and non-compete ...................        255         512          --
Impairment of goodwill .........................................      5,029          --          --
Loss on sale of marketable securities ..........................        285          --          --
Loss (gain) on settlement of litigation (notes 10 and 15) ......       (249)        (13)        577
                                                                   --------    --------    --------
Operating loss .................................................     (8,648)     (3,604)       (499)
Other income (expenses):
   Interest income .............................................        242         748         734
   Interest and factoring expenses .............................       (932)     (2,336)     (3,155)
                                                                   --------    --------    --------
Loss from continuing operations before income taxes (benefit) ..     (9,338)     (5,192)     (2,920)

Income taxes (benefit) (note 14) ...............................         74         (33)       (342)
                                                                   --------    --------    --------
Loss from continuing operations ................................     (9,412)     (5,159)     (2,578)
                                                                   --------    --------    --------
Discontinued operations:
   Loss from discontinued operations ...........................         --        (324)       (684)
   Gain (loss) on disposal of discontinued operations ..........        163      (1,479)         --
                                                                   --------    --------    --------
                                                                        163      (1,803)       (684)
                                                                   --------    --------    --------
Net loss .......................................................   $ (9,249)   $ (6,962)   $ (3,262)
                                                                   ========    ========    ========
Net loss per common share:
   Loss from continuing operations .............................   $  (2.28)   $  (1.23)   $   (.62)
   Loss from discontinued operations ...........................        .04        (.43)       (.16)
                                                                   --------    --------    --------
                                                                   $  (2.24)   $  (1.66)   $   (.78)
                                                                   ========    ========    ========
Weighted average common shares outstanding .....................      4,128       4,196       4,195
                                                                   ========    ========    ========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                               Year Ended December 31,
                                                                         --------------------------------
                                                                           1997        1996        1995
                                                                         --------    --------    --------
Operating Activities:
Net loss .............................................................   $ (9,249)   $ (6,962)   $ (3,262)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Provision for discontinued operations ..............................         --       1,187          --
  Depreciation and amortization of property and equipment ............        124         171         202
  Amortization and impairment of goodwill and non-compete covenant ...      5,908       1,032         666
  Gain on settlement of litigation ...................................       (249)         --          --
  Loss on sale of marketable securities ..............................        285          --          --
  Loss on sale or abandonment of property and equipment ..............         --          26          --
  Minority interest in loss of subsidiary ............................         --          --         (81)
  Deferred tax expense ...............................................         --          --         417
  Changes in assets and liabilities, net of effects of acquisition:
    Decrease in accounts receivable, net .............................        838         670          97
    Decrease in finished goods inventory .............................      2,634       7,354         311
    Decrease in prepaid expenses .....................................        160         554         272
    Decrease (increase) in prepaid income taxes and refunds receivable        100         613        (187)
    Decrease (increase) in other assets ..............................        467         (27)        268
    Decrease in accounts payable .....................................       (988)       (807)       (327)
    Decrease in income taxes payable .................................         (8)        (42)       (109)
    Decrease in accrued royalties ....................................       (104)       (466)       (203)
    Increase (decrease) in other current liabilities .................       (215)         75        (606)
                                                                         --------    --------    --------
Net cash provided by (used in) operating activities ..................       (297)      3,378      (2,542)
                                                                         --------    --------    --------
Investing Activities:
  Purchase of property and equipment, net ............................        (39)         (9)       (124)
  Sale or redemption of available for sale marketable securities .....      6,259       2,139         412
  Purchase of available for sale marketable securities ...............       (905)         --        (198)
  Investment in Woody Sports Apparel Inc. ............................         --          --        (226)
                                                                         --------    --------    --------
  Net cash provided by (used in) investing activities ................      5,315       2,130        (136)
                                                                         --------    --------    --------
Financing Activities:
  Payments of notes payable ..........................................     (1,046)       (171)       (158)
  Borrowings from factor .............................................     19,731      29,847      63,277
  Repayments to factor ...............................................    (22,255)    (34,332)    (61,248)
  Increase in restricted cash ........................................       (678)         --          --
  Borrowings from bank ...............................................         --       2,862       6,133
  Repayments to bank .................................................       (434)     (3,439)     (5,531)
  Treasury stock transactions, net ...................................       (210)         --          23
                                                                         --------    --------    --------
Net cash provided by (used in) financing activities ..................     (4,893)     (5,233)      2,496
                                                                         --------    --------    --------
Effects of exchange rate changes on cash .............................         87           3         (32)
                                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents .................        212         278        (214)
Cash and cash equivalents at beginning of year .......................        429         151         365
                                                                         --------    --------    --------
Cash  and cash equivalents at end of year ............................   $    641    $    429    $    151
                                                                         ========    ========    ========
Supplemental disclosure of cash flows information:
  Cash paid for income taxes .........................................   $      2    $     16    $    164
                                                                         ========    ========    ========
  Cash paid for interest, excluding factoring fees ...................   $    642    $  1,680    $  3,121
                                                                         ========    ========    ========
Supplemental schedule of noncash investing and financing activities:
  Increase (decrease) in allowance for decline in market value of
      available for sale securities ..................................   $   (309)   $    329    $     --
                                                                         ========    ========    ========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (In thousands, except per share data)

                                                                                                        Allowance for
                                                                                                          Decline in
                                                     Common                                              Market Value
                                                     Stock             Additional  Treasury   Cumulative of Securities    Total
                                                      Par     Paid In   Retained    Stock    Translation  Available    Shareholders'
                                                     Value    Capital   Earnings     Cost     Adjustment   For Sale      Equity
                                                   -------   --------   --------   --------   --------    --------      --------
Balance at December 31, 1994 ..................... $    50   $  7,721   $ 19,570   $ (2,106)  $    (58)   $   (762)     $ 24,415

Issuance of treasury stock in settlement (note 16)      --          8         --         14         --          --            22
Payment on contractual value of stock (note 16) ..      --       (227)        --         --         --          --          (227)
Translation adjustment ...........................      --         --         --         --        (32)         --           (32)
Decline in market value of securities ............      --         --         --         --         --         762           762
Net loss .........................................      --         --     (3,262)        --         --          --        (3,262)
                                                   -------   --------   --------   --------   --------    --------      --------

Balance at December 31, 1995 .....................      50      7,502     16,308     (2,092)       (90)         --        21,678

Translation adjustment ...........................      --         --         --         --          3          --             3
Decline in market value of securities ............      --         --         --         --         --        (329)         (329)
Net loss .........................................      --         --     (6,962)        --         --          --        (6,962)
                                                   -------   --------   --------   --------   --------    --------      --------

Balance at December 31, 1996 .....................      50      7,502      9,346     (2,092)       (87)       (329)       14,390

Purchase of treasury stock in settlement (note 16)      --         --         --       (210)        --          --          (210)
Translation adjustment ...........................      --         --         --         --         87          --            87
Increase in market value of securities ...........      --         --         --         --         --         309           309
Net loss .........................................      --         --     (9,249)        --         --          --        (9,249)
                                                   -------   --------   --------   --------   --------    --------      --------

Balance at December 31, 1997 ..................... $    50   $  7,502   $     97   $ (2,302)      $---    $    (20)     $  5,327
                                                   =======   ========   ========   ========   ========    ========      ========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of Stage II Apparel Corp. and its subsidiaries (the "Company" or "Stage II"). Each subsidiary is wholly owned other than a majority owned Canadian subsidiary that was liquidated during 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

      Business Activity. The Company designs, arranges for the manufacture and markets an extensive range of sports and casual apparel. Products are marketed under exclusive and non-exclusive brand name licenses as well as proprietary and private labels. None of the Company's license agreements requires more than $10,000 in up-front payments. See Note 15--Commitments and Contingencies. Stage II also acts as purchasing agent for various major retailing customers.

      Revenue Recognition. Stage II recognizes revenue from all categories of apparel sales at the time merchandise is shipped. Commissions from sales agency operations are recognized when invoiced to customers.

      Goodwill. The Company's goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years, the expected periods to be benefitted. Stage II assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired products, customers and operations.

      Restatement for Discontinued Operations. The consolidated statement of operations for the year ended December 31, 1995 has been restated to account for the operations of Woody Sports Apparel, Inc. ("Woody Sports"), a former 80% owned Canadian subsidiary, as discontinued operations in view of the Company's decision to dispose of its interest in Woody Sports. See Note 4--Discontinued Operations.

      Asset Impairment under FAS 121. On January 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("FAS 121"). FAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever changes in circumstances such as significant declines in sales, earnings or cash flows or material changes in the business climate indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 4--Discontinued Operations and Note 10--Townsley Acquisition and Litigation.

      Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Marketable Securities. Marketable securities at December 31, 1997 and 1996 consist of U.S. Treasury Notes, Government National Mortgage Association ("GNMA") bonds and corporate equity securities. The Company classifies its debt and equity securities as available-for-sale and records the securities at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

      Finished Goods Inventory. Finished goods inventory is stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed on both the straight-line and accelerated methods, at rates based upon estimated useful lives of 3 to 5 years for automobiles, 5 to 7 years for furniture, fixtures and equipment and the shorter of the lease term or life of the leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

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

      Earnings (Loss) per Share. In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effect on earnings (loss) per share of the Company's outstanding stock options is antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

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

      Foreign Currency Translation. The assets and liabilities of Woody Sports are translated at prevailing year- end rates of exchange, and its income and expense accounts are translated at the weighted average rates for each period presented. Prior to the liquidation of Woody Sports in 1997, foreign exchange translation gains or losses were recorded in the equity section of the accompanying consolidated balance sheets. Upon the inquistion of Woody Sports, translation gains or losses were included in the determination of net loss.

      New Accounting Pronouncement. In June 1996, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. These standards will be reflected in the Company's financial statements for the year ending December 31, 1998.

      Reclassifications. Certain 1996 and 1995 items have been reclassified to conform to the 1997 consolidated financial statement presentation.

Note 2. Major Customers and Geographic Area Data

      Stage II operates in one industry segment. The Company's apparel sales are made primarily in the United States. Its customers are generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. During 1997, 1996 and 1995, approximately 13%,17% and __%, respectively, of net sales were made to Wal-Mart Stores, Inc. During both 1997 and 1996, approximately 14% of net sales were made to Ames Department Stores, Inc.

      Information regarding the Company's geographic operations, including corporate assets consisting primarily of cash and marketable securities, is set forth below. Identifiable assets of the Company's discontinued Canadian subsidiary aggregating $769,000 and $2.3 million at December 31, 1996 and 1995, respectively, are included in identifiable assets in the United States. See Note 4--Discontinued Operations.

                                 (In thousands)

                                                         Geographic Areas
                                -------------------------------------------------------------------
                                         United States                      International
                                --------------------------------    -------------------------------
                                  1997        1996        1995        1997        1996       1995
                                --------    --------    --------    --------    --------   --------
Revenues ....................   $ 16,565    $ 33,430    $ 60,346    $    424    $    676   $  1,430
Operating profit (loss) .....     (7,448)     (4,684)     (2,820)     (1,200)      1,080      2,321
Identifiable assets .........     11,138       6,249         N/A          40      19,560        N/A
Depreciation and amortization        616         694         710         130         139        139
Capital spending ............         39           9         124          --          --         --

Note 3. Due to Factor

      Stage II maintains a factoring agreement (the "Credit Agreement") with a financial institution (the "Factor") providing a revolving credit facility for short-term borrowings by the Company at a floating interest rate equal to 1/2% above prime prior to June 30, 1995, 1 1/4% above prime for the quarter ended September 30, 1995, 1% above prime for the quarter ended December 31, 1995 and 1/2% above prime thereafter, with an effective rate of 9% at December 31, 1997. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable, marketable securities, restricted cash and collateral provided by the two principal shareholders of the Company. The Factor purchases the Company's accounts receivable that it has preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. The Factor is responsible for the accounting and collection of all accounts receivable sold to it by Stage
II. The Credit Agreement also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders.

      The aggregate amount of borrowings and letters of credit available under the Credit Agreement are determined from time to time based upon the requirements of the Company, with a borrowing and letter of credit limit up to approximately $13 million. The Company may terminate the Credit Agreement for any reason at the renewal date, without penalty, upon 30 days' prior written notice, while the Factor has the right of termination upon 30 days' prior written notice at any time. The Credit Agreement is scheduled to expire in April 1999, subject to automatic one-year renewal terms unless terminated at the option of either party.

      In 1997 and 1996, borrowings under the Credit Agreement were reduced by $6.0 million and 3.4 million, respectively, with repatriated earnings of Stage II HK. The Company was indebted to the Factor under the Credit Agreement at December 31, 1997 and 1996 as follows:

                                 (In thousands)

                                                            December 31,
                                                      -----------------------
                                                       1997             1996
                                                      ------           ------
Factor advances ....................................  $8,042           $11,500
Accounts receivable ................................  (3,392)          (4,326)
                                                      ------           ------
Net due to factor ..................................  $4,650           $7,174
                                                      ======           ======

Note 4. Discontinued Operations

      In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports, its 80% owned Canadian subsidiary. The operations of Woody Sports have been accounted for as discontinued operations because the subsidiary dealt with a separate and distinct class of customers from those of the Company's continuing operations. As of a result, Stage II provided for an estimated loss on disposal of $1.5 million at December 31, 1996, consisting of a provision of $326,000 for operating losses during the phase-out period and noncash charges aggregating $1.2 million against goodwill and prepaid salaries of the subsidiary. The Company's consolidated statement of operations for the year ended December 31, 1995 has been restated to account for the operations of the discontinued subsidiary separately from continuing operations. The Company's consolidated balance sheets have not been reclassified. Assets and liabilities of Woody Sports included in the consolidated balance sheet at December 31, 1996 were as follows:

                                 (In thousands)

                                                               December 31,
                                                                   1996
                                                                   ----

Current assets ...........................................        $ 769
Current liabilities ......................................         (996)

      During 1996, Woody Sports maintained a line of credit secured by an assignment of its accounts receivable and inventories, a general security agreement and an assignment and postponement of intercompany notes and receivables. The credit facility provided for borrowings at a floating interest rate equal to 1/2% above the lender's prime rate. On March 31, 1997, all of the subsidiary's obligations under the facility were repaid, and the facility was terminated in connection with the liquidation of Woody Sports.

Note 5. Accounts Receivable

      Accounts receivable, less allowances for returns, discounts and bad debts aggregating $432,000 and $486,000 at December 31, 1997 and 1996, respectively, consist primarily of non-factored receivables and other amounts due from customers for domestic shipments and overseas commissions. Substantially all of the Company's receivables have been pledged in accordance with the terms of its Credit Agreement. See Note 3--Due to Factor.

Note 6. Finished Goods Inventory

      Inventory, consisting primarily of finished goods, is classified as follows:

                                 (In thousands)
                                                             December 31,
                                                      --------------------------
                                                       1997                1996
                                                      ------              ------
Landed .............................................  $1,848              $3,274
In transit .........................................     648               1,856
                                                      ------              ------
Total ..............................................  $2,496              $5,130
                                                      ======              ======

      The finished goods inventory has been pledged in accordance with the terms of the Company's Credit Agreement. See Note 3--Due to Factor. For the years ended December 31, 1997, 1996 and 1995, general and administrative costs charged to cost of goods sold amounted to $139,000, $711,000 and $870,000, respectively. General and administrative overhead costs capitalized in inventory at December 31, 1997 and 1996 were $47,000 and $148,000, respectively.

Note 7. Property and Equipment

      The major classes of property and equipment are as follows:

                                 (In thousands)
                                                             December 31,
                                                      -----------------------
                                                       1997             1996
                                                      ------           ------
Automobiles ........................................  $   --           $   66
Furniture, fixtures and equipment ..................     583              548
Leasehold improvements .............................     807              796
                                                      ------           ------
                                                       1,390            1,410
Less accumulated depreciation and amortization .....     890              825
                                                      ------           ------
Total ..............................................  $  500           $  585
                                                      ======           ======

Note 8. Marketable Securities

      The following table sets forth the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1997 and 1996. During 1997 and 1996, the Company sold marketable securities held by Stage II HK netting $6.3 million and $2.1 million, respectively. The balance of these securities remained pledged in accordance with the terms of the Company's Credit Agreement. See Note 3--Due to Factor.

                                 (In thousands)

                                                                     Gross            Gross
                                                                  Unrealized       Unrealized
                                                 Amortized          Holding          Holding            Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
Year ended December 31, 1997:
   U.S. Treasury securities maturing:
     2000 - 2007 ............................    $   2,732         $    19           $    --         $   2,751
     2012 - 2027 ............................          434              21                --               455
   GNMAs.....................................          147              --               (40)              107
   Equity securities.........................           32              --               (20)               12
                                                 ---------         -------           -------         ---------
Total........................................    $   3,345         $    40           $   (60)        $   3,325
                                                 =========         =======           =======         =========

Year ended December 31, 1996:
   U.S. Treasury securities..................    $   2,294         $    --           $    63         $   2,231
   GNMAs.....................................        6,658              --               245             6,413
   Equity securities.........................           32              --                21                11
                                                 ---------         -------           -------         ---------
Total........................................    $   8,984         $    --           $   329         $   8,655
                                                 =========         =======           =======         =========

Note 9. Notes Payable

      Notes payable at December 31, 1996 consist of the following:

                                                  (In thousands)

                                                                    December 31,
                                                                        1996
                                                                        ----
Unsecured notes assumed in 1994 acquisition, discounted to
   reflect an 8% interest rate, payable semiannually, maturing
   November 30, 1998................................................   $ 384
Less current maturities.............................................     185
                                                                       -----
Long term notes payable.............................................   $ 199
                                                                       =====

         In 1997, the Company paid $340,000 in full settlement of those notes, resulting in a $44,000 gain on settlement.

Note 10. Townsley Acquisition and Litigation

         In 1994, Stage II acquired substantially all the assets, subject to related liabilities, of Townsley, Ltd. ("Townsley"). The Company obtained two covenants not to compete with a former director and executive officer hired in connection with the acquisition, for which the former officer was paid $850,000. In addition, the former officer was advanced $400,000 against his first four years remuneration for overseeing the Company's Hong Kong office and foreign operations. Notes were issued in to the former offices in this capacity as a shareholder of Townsley in connection with the Townsley acquisition. At December 31, 1996, these notes consisted of the following:

                                 (In thousands)

                                                                    December 31,
                                                                        1996
                                                                        ----
Unsecured note issued for deferred compensation to former
   officer, bearing interest at prime, maturing
   September 30, 2000,  subordinated to Factor.....................    $ 500
Unsecured note issued to former officer, bearing interest
   at prime, payable annually, maturing September 30, 1996,
   subordinated to Factor..........................................      411
                                                                       -----
Notes payable......................................................    $ 911
                                                                       =====

         In April 1996, the Company and Stage II HK commenced a lawsuit in the the Supreme Court of the State of New York against Stuart Goldman, Townsley and related parties to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of the Company and Stage II HK. In September 1996, Mr. Goldman and his co-defendants filed an answer denying Stage II's claims in the lawsuit and asserting various counterclaims. During September 1997, the parties agreed to settle the lawsuit for a payment from the Company of approximately $1.15 million. In addition, Mr. Goldman relinquished of 292,135 shares of the Company's Common Stock issued to him as part of the purchase price for the Townsley assets.

         The settlement payments and stock repurchase were completed by the Company in November 1997 and had the effects of extinguishing all obligations from the Company to Mr. Goldman and generating a settlement gain of $205,000. In addition, at December 31, 1997, the Company recognized noncash impairment charges totaling $5.3 million, reflecting a $5.0 million writedown of goodwill attributable to a planned reduction in emphasis on proprietary labels received in prior acquisitions acquired from Townsley and a related $255,000 writedown of a former officer's prepaid salary and non-compete covenant.

Note 11. Fair Value of Financial Instruments

         The carrying amounts of financial instruments approximate their fair values as of December 31, 1997 and 1996. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, due to factor, due to bank, accounts payable, accrued royalties and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts. For marketable securities, fair values are based on quoted market prices at the reporting date for these or similar investments. For long-term debt, the fair value is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.

Note 12. Leases

         The Company leases showroom, office and warehouse space, including a foreign office, under operating leases expiring at various times through 2006. Certain leases include escalation clauses based upon the cost of living, as defined. For the years ended December 31, 1997, 1996 and 1995, rent expense charged to operations, including variable storage charges at a public warehouse utilized on a month-to-month basis, aggregated approximately $567,000, $874,000 and $1,028,000, respectively. At December 31, 1997, future minimum annual rentals under noncancellable operating leases (excluding variable storage charges at a public warehouse that may be utilized on a month-to-month basis) are as follows:

                                 (In thousands)

           Year ending
          December 31,
          ------------

          1998....................................................   $    343
          1999....................................................        343
          2000....................................................        343
          2001....................................................        343
          2002....................................................        343
          Thereafter..............................................      1,372
                                                                     --------
          Total...................................................   $  3,087
                                                                     ========

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

         Stage II initially purchased insurance policies on the lives of these individuals covering $6 million of its total repurchase commitment under the agreement at premiums aggregating approximately $2.5 million over a period of seven years, with corresponding cash surrender values estimated to reach approximately $2.1 million by the end of that period. Upon the retirement of one of the executive officers in December 1994, the agreement was modified to cover only the remaining officer, and the insurance benefit was reduced to $5.4 million, resulting in reductions of approximately $228,000 and $137,000 in the premium obligations and cash surrender value, respectively. To the extent not covered by these policies, the Company had the option to fund the balance of any repurchase commitment with a promissory note payable over three years with interest at market rate. The remaining officer has the option, upon the sale of his entire interest in Stage II, to purchase the Company's insurance policy on his life at its prevailing cash surrender value.

         Consulting Agreement. On March 5, 1996, the Company entered into an agreement (the "Consulting Agreement") with AMP Consulting Services, Inc. ("AMP"), Fector Detwiler & Co., Inc. ("FDC") and Fortuna Capital Management Company ("FCM"), a significant shareholder of the Company. The Consulting Agreement provided for various consulting and financial advisory services and the issuance of performance-based options (the "Options"). The advisory services provided under the Consulting Agreement included (i) a review of the Company's operations to consider ways of increasing the efficiency and financial performance of the Company's existing apparel business, (ii) the evaluation of strategic opportunities to either expand or divest the current business and acquire new businesses within or outside the apparel industry and to develop profitable strategies for the resulting enterprise and (iii) the identification of potential transactions to implement the recommended strategic plan. The Consulting Agreement had a term ending September 1, 1996, subject to earlier termination or extension by the Company.

         In connection with the Consulting Agreement, the Company granted Options to AMP, FDC and FCM to purchase 200,000 shares, 100,000 shares and 200,000 shares, respectively, of its Common Stock at $3 1/8 per share, exercisable only if specified performance goals were met (a "Qualifying Event"). In addition, Jack Clark, the Company's Chairman of the Board, issued Options to FDC and FCM to purchase 434,000 shares and 866,000 shares, respectively, of Common Stock owned by him upon the occurrence of a Qualifying Event at an exercise price of $4 3/4 per share. No charge was recognized upon the issuance of the Options, since there was no assurance that a Qualifying Event would occur. The FDC and FCM Options expired unexercised on March 1, 1997, and the AMP Options expired on May 1, 1997.

Note 14. Income Taxes

         The provision (benefit) for income taxes consists of the following:

                                 (In thousands)

                                                                          Year Ended December 31,
                                                                       -----------------------------
                                                                         1997       1996       1995
                                                                       -------    -------    -------
Income (loss) before provision (benefit) for income taxes, including discontinued operations:
   Domestic ........................................................   $(7,836)   $(6,995)   $(2,920)
   Foreign .........................................................    (1,312)        --       (684)
                                                                       -------    -------    -------
                                                                        (9,175)    (6,995)    (3,604)
Provision (benefit) for income taxes:
   Domestic:
     Current:
       Federal .....................................................        74        (36)      (740)
       State .......................................................        --          3         14
                                                                       -------    -------    -------
                                                                            74        (33)      (726)
     Deferred:
       Federal .....................................................        --         --        379
       State .......................................................        --         --         --
                                                                       -------    -------    -------
                                                                            --         --        379
                                                                       -------    -------    -------
   Foreign .........................................................        --         --          5
                                                                       -------    -------    -------
                                                                       $    74    $   (33)   $  (342)
                                                                       =======    =======    =======

         The total provision for income taxes for the years ended December 31, 1997, 1996 and 1995 varied from the United States federal amounts computed by applying the US statutory rate of 34% to pre-tax income (loss) as a result of the following:

                       (In thousands, except percentages)

                                                                   Year Ended December 31,
                                                 ----------------------------------------------------------
                                                   1997      Rate      1996       Rate      1995       Rate
                                                 -------     ----     -------     ----     -------     ----
Computed expected tax expense (benefit) ......   $(3,120)    34.0%    $(2,378)    34.0%    $(1,225)    34.0%
Repatriated earnings .........................     2,040    (22.2)         --      N/A          --      N/A
Foreign income not subject to tax benefit ....        --      N/A          --      N/A         634     (6.5)
State and local income taxes (benefit) .......       (90)     1.0           2       --           9      (.2)
Change in valuation allowance ................       597     (6.5)      2,220    (31.8)        286     (7.9)
Alternative minimum tax ......................        --      N/A          --      N/A          97     (2.7)
Amortization and impairment of
   nondeductible goodwill ....................       572     (6.3)         37      (.5)         37     (1.0)
Adjustment of previously recorded tax benefit..       74      (.8)         --      N/A          --      N/A
Nondeductible expenses for income tax purposes        --      N/A         (57)     (.8)        118     (3.3)
Other ........................................         1      N/A          29      (.4)        104     (2.9)
                                                 -------     ----     -------     ----     -------     ----
                                                 $    74       .8%    $   (33)      .5%    $  (342)     9.5%
                                                 =======     ====     =======     ====     =======     ====

         The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                 (In thousands)

                                                                               December 31,
                                                                           ------------------
                                                                             1997       1996
                                                                           -------    -------
Current deferred tax assets:
   Inventory tax basis greater than financial statement basis ..........   $    76    $   135
   Allowance for decline in market value of securities .................         8        132
   Salary financial statement basis greater than tax basis .............        --         70
   Non-compete covenant financial statement basis greater than tax basis        --        135
   Book loss in excess of tax loss on dissolution of subsidiary ........        --        200
                                                                           -------    -------
     Total gross current deferred tax assets ...........................        84        672
   Less valuation allowance ............................................       (84)      (672)
                                                                           -------    -------
     Net current deferred tax assets ...................................   $    --    $    --
                                                                           =======    =======
Long term deferred tax assets:
   Net operating loss carryforward .....................................   $ 1,576    $ 1,764
   Cumulative foreign currency adjustment ..............................        --         35
   Amortization of goodwill and covenant not to compete ................     1,454         47
                                                                           -------    -------
     Total long term deferred tax assets ...............................     3,030      1,846
Less valuation allowance ...............................................    (3,020)    (1,835)
                                                                           -------    -------
   Net long term deferred tax assets ...................................        10         11
                                                                           -------    -------
Long term deferred tax liability:
   Property and equipment depreciation .................................        10         11
                                                                           -------    -------
     Total gross long term deferred tax liability ......................        10         11
                                                                           -------    -------
Net long term deferred assets ..........................................   $    --    $    --
                                                                           =======    =======

         For the years ended December 31, 1997, 1996 and 1995, the Company recorded net increases in the total valuation allowance of $597,000, $2.2 million and $287,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $4.0 million expiring in 2012.

         Prior to 1997, United States income taxes have not been provided on the unremitted earnings of foreign subsidiaries, since the undistributed earnings were expected to be indefinitely reinvested or sheltered by available net operating loss carryforwards. Retained foreign earnings totaling $6.0 million were repatriated during 1997, and there were no unremitted foreign earnings at December 31, 1997.

Note 15. Commitments and Contingencies

         Outstanding Letters of Credit. At December 31, 1997, the Company was contingently liable on outstanding letters of credit issued under its Credit Agreement in the aggregate amount of $2.3 million. See Note 3---Due to Factor.

         License Agreements. The Company's license agreements generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control. Royalty expense for the years ended December 31, 1997, 1996 and 1995 aggregated approximately $.8 million, $1.8 million and $3.6 million, respectively. The agreements for the Company's Spalding and Coleman licenses provided for minimum annual royalty payments of $600,000 and $175,000, respectively, and were terminated by mutual consent during 1997 and 1996, respectively

The license agreement for the Company's Dunlop line requires a minimum annual royalty payment of $75,000 and expires in 2002. Under certain circumstances, the licensor has the right to terminate the license agreement.

         During 1997, net sales under the Company's license agreement for the Spalding brand accounted for more than 10% of consolidated net sales or approximately $5.3 million. During 1996, net sales under the Company's license agreements for the Spalding and Coleman brands each accounted for more than 10% of consolidated net sales or approximately $11.5 million and $7.5 million, respectively.

         Sportsotron Settlement. In June 1995, a jury verdict was rendered against the Company in a lawsuit brought by Coral Diving Products, Inc. to collect a performance bonus payment in connection with Stage II's acquisition of the apparel business of Sportsotron, Inc. in 1987. In consideration for withdrawing its appeal and post-trial motions to vacate the verdict, the Company settled the matter in 1995 for $400,000 plus interest from July 1, 1995.

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

         In 1995, the Company issued 5,500 treasury shares of Common Stock as part of a negotiated settlement on future commissions to be paid. The shares had a cost of $14,000 and a contractual value of $23,000 at that time.

         In 1997, in connection with the settlement of the Townsley litigation, Stage II repurchased 292,135 shares of its Common Stock issued as part of the purchase price for the Townsley assets. See Note 10--Townsley Acquisition and Litigation.

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

         Stock option activity under the Plans for each of the three years ended December 31, 1997 is summarized below:

                                                         Weighted Average
                                         Shares Subject   Exercise Price
                                           to Options        Per Share

Balance at December 31, 1994 ...........    173,000           $4 3/8
Options granted ........................         --               --
Options exercised ......................         --               --
Options canceled .......................     25,000            4 7/8
                                            -------          -------

Balance at December 31, 1995 ...........    148,000            4 1/4
Options granted ........................     60,000            2 7/8
Options exercised ......................         --               --
Options canceled .......................     68,000            4 3/8
                                            -------          -------

Balance at December 31, 1996 ...........    140,000            3 3/8
                                            -------          -------

Options granted ........................         --               --
Options exercised ......................         --               --
Options canceled .......................     85,000            3 5/8
                                            -------          -------

Balance at December 31, 1997 ...........     55,000            3 3/4
                                            =======          =======

Exercisable at December 31,
1995....................................    148,000
1996....................................    140,000
1997....................................     55,000

Available for grant at December 31,
1995....................................    352,000
1996....................................    360,000
1997....................................    445,000

         Stage II adopted the disclosure-only alternative under FAS 123 as of January 1, 1996. See Note 1--Summary of Significant Accounting Policies. The pro forma effect of this accounting treatment on net losses for the years ended December 31, 1997 and 1996 after accounting for options issued in 1996 would have been immaterial.

         In February 1998, the Company entered into a Stock Purchase Agreement and Management Agreement with Richard Siskind ("Siskind"), providing for (i) the sale to Siskind of 1,900,000 shares of the Company's Common Stock held by Jack Clark, Robert Plotkin and Steven R. Clark, officers and directors of the Company, in consideration for their release from guarantees of the Company's indebtedness to the Factor and their receipt of options to reacquire a total of 1,500,000 shares of Common Stock from Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Principal Shareholder Options"), (ii) the Company's issuance to Siskind of options to purchase up to 1,500,000 shares of Common Stock on the same terms as the Principal Shareholder Options, exercisable only to the extent the Principal Shareholder Options are exercised, (iii) the arrangement by Siskind of a new credit facility for the Company, (iv) the reconstitution of the Company's board of directors with designees of Siskind,
(v) the addition of a new management team headed by Siskind and (vi) the Company's issuance to Siskind of options to purchase up to 900,000 shares of Common Stock at an exercise price of $.75 per share. All of the options issuable to Siskind will be subject to shareholder approval at the 1998 annual meeting of the Company's shareholders. The consummation of the transactions contemplated by these agreements is subject to various closing conditions and is scheduled for April 1998.

Note 18. Employee Stock Ownership and Salary Deferral Plan

         In 1994, Stage II converted its Profit Sharing Plan into an Employee Stock Ownership and Salary Deferral Plan (the "Savings Plan"). Under the Savings Plan, for each dollar contributed by electing employees to a retirement savings account up to 12% of their annual compensation, the Company may contribute up to $.40, subject to certain limitations under Section 401(k) of the Internal Revenue Code (the "Code"). The Company's expense for these contributions in 1997, 1996 and 1995 aggregated $16,000, $38,000 and $69,000, respectively.

         The Saving Plan also enables the Company to make discretionary contributions for open market purchases of its Common Stock to be allocated to the accounts of all employees generally in proportion to their annual compensation. This feature was added in 1994 and is intended to qualify for treatment under Section 401(a) of the Code. The Company did not make any discretionary contributions to the Savings Plan for this purpose in 1997, 1996 or 1995.