Form 10-K405/A
period 1997-12-31
STAGE II APPAREL CORP
filed 1998-04-29
CIK 811933

================================================================================


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549

                             AMENDMENT NO. 1 TO FORM 10-K

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

                                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

As of March 16, 1998, 3,903,267 shares of Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $1,879,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

================================================================================

                                       PART III

     The following information was omitted from Part III of the Annual Report on Form 10-K of Stage II Apparel Corp ( (the "Company" or "Stage II") for the year ended December 31, 1997 (the "1997 10-K") based on the Company's expectation of incorporating the information by reference to a definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998. In view of the Company's election to defer its 1998 Annual Meeting of Shareholders beyond May 1998, the omitted information is being filed with the Securities and Exchange Commission prior to April 30, 1998 as an amendment to the 1997 Form 10-K.

DIRECTORS OF THE COMPANY

INCUMBENT DIRECTORS

     A summary of the business experience and background of the Company's incumbent directors is set forth below.

     JACK CLARK, age 70, has served as the Chairman of the Board of Stage II and a director since 1982. From 1982 through January 1987, he served as a consultant to the Company and other apparel companies in his capacity as president of J.C.C. Consulting Corp., with his services since that date provided directly and exclusively to the Company. Mr. Clark is primarily responsible for the Company's strategic planning, including product designs and development, manufacturing and acquisitions. Mr. Clark has been engaged in the apparel business for over 40 years.

     RONALD COHEN, age 56, joined Stage II in 1988 as Director of Operations and was appointed as Executive Vice President- Operations of Stage II in 1996. He also served as a director of the Company from 1996 until March 1998. Mr. Cohen is principally responsible for the Company's computer operations, import arrangements and sales monitoring. Prior to joining Stage II, Mr. Cohen served for four years as President of Scottodd, Inc., a consulting company.

     STEVEN R. CLARK, age 42, has been a member of the Company's sales force and served as a director of the Company since its formation in 1980, and has served as its President since 1996 and Executive Vice President - Big and Tall Apparel since 1992, prior to which he was Division Head - Big and Tall Apparel. He is the son of Jack Clark, Chairman of the Board of the Company, and has been engaged in the apparel business for over 15 years.

     ROBERT PLOTKIN, age 56, has served as a director of the Company since its formation in 1980. He also served as the Company's President until his retirement in October 1994. Mr. Plotkin has been engaged in the apparel business for over 30 years.

     EUGENE MYERS, age 73, has served as a director of the Company since 1990. He was a principal shareholder in Sarena Fashions Ltd., a manufacturer of ladies' intimate apparel, and served as its President from 1984 until 1989. From 1978 through 1987, Mr. Myers also served as President of My-Line Apparel Ltd., a manufacturer of ladies' intimate apparel. He has been engaged in the apparel business for over 35 years.

PENDING CHANGE OF CONTROL TRANSACTIONS

     Stage II is a party to a Stock Purchase Agreement (the "Purchase Agreement") with Jack Clark, Robert Plotkin and Steven R. Clark, founders of the Company (the "Founders"), and Richard Siskind, the owner and CEO of several companies engaged in various segments of the apparel industry. The transactions contemplated by the Purchase Agreement include the sale to Mr. Siskind of
1.9 million shares (the "Control Shares") of the Company's common stock ("Common Stock") held by the Founders in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire up to 1.5 million shares of Common Stock from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options").

     In addition to the sale of the Control Shares, the transactions contemplated by the Purchase Agreement include (i) the Company's issuance to Mr. Siskind of options to purchase up to 1.5 million shares of Common Stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised, (ii) the reconstitution of the Company's board of directors (the "Board") with designees of Mr. Siskind (the "Designees"), (iii) the addition of a new management team headed by Mr. Siskind and (iv) the arrangement by Mr. Siskind of a new credit facility for the Company. Mr. Siskind is also expected to receive options to purchase up to 900,000 shares of Common Stock at an exercise price of $.75 per share. All of the options issuable to Mr. Siskind will be subject to shareholder approval at the next annual meeting of the Company's shareholders. The closing of the transactions contemplated by the Purchase Agreement (the "Closing") is scheduled for the end of April 1998 and is subject to various conditions.

     The Company believes Mr. Siskind's experience, industry contacts and successful track record will enable Stage II to complete the turnaround started by its current management. To assist in that effort, Jack Clark is expected to enter into a new employment agreement with the Company contemplating a transitional role for one year and the termination of his existing buy-sell agreement with Stage II. See "Certain Transactions."

PROPOSED BOARD DESIGNEES

     As a condition to Closing, the Purchase Agreement contemplates the resignation of the current members of the Board and their appointment of the Designees. The Company has been advised by Mr. Siskind that the Designees, in addition to himself, will be Robert Greenberg, Barry Fertel, Jon Siskind and Beverly Roseman. A biography of each Designee is set forth below.

     RICHARD SISKIND has been in the apparel business for over 30 years, serving in a variety of roles and positions. By 1977, Mr. Siskind had assumed the position of president of David Small Industries, Inc. In 1982 he co-founded Apparel Exchange, Inc., an affiliated company. Both companies sold off-price men's, women's and children's apparel and reached sales in excess of $100 million by 1989. Mr. Siskind sold both companies in 1989. In 1991 Mr. Siskind founded R. Siskind and Company ("RSC"). He is a director, sole shareholder and chief executive officer of RSC, which is in the business of purchasing top brand name men's and women's apparel and accessories, and redistributing it to a global clientele of upscale off-price retailers.

     ROBERT GREENBERG founded LA Gear, a publicly held footwear company noted for making athletic footwear fashionable. Mr. Greenberg launched his second footwear venture with his sons in 1992. At 57, he is the Chairman and CEO of Skechers USA, Inc., which sells casual lifestyle footwear to major retailers throughout the United States and in approximately sixty countries. Since its inception, Skechers, Inc. has become one of the largest privately held footwear companies in the United States.

     BARRY FERTEL has been a partner in the law firm of Roper, Barandes & Fertel since 1988. His practice is concentrated in the field of commercial litigation. From 1980 to 1988, Mr. Fertel was an associate and later a partner of Bell, Kalnick, Klee, Green & Beckman, a New York City law firm. From 1978 to 1980, he was an Assistant Attorney General for the State of New York. He is a graduate of the State University of New York at Stony Brook and received his law degree from the State University of New York at Buffalo. Mr. Fertel currently serves as Vice President of the Board of Education of the New Rochelle, New York School District.

     JON SISKIND graduated from the University of Hartford in 1991, where he received his B.A. in Economics. He joined RSC in the same year as an account executive handling the Northeast and Mid West territories. In 1994, he was appointed National Sales Manager and given the additional responsibility for overseeing all sales and distribution. In 1995, he was appointed as RSC's Vice President of Sales. Jon Siskind is the son of Richard Siskind.

     BEVERLY ROSEMAN joined RSC in 1992 as the Merchandise Manager. In 1995, Mrs. Roseman was appointed as RSC's Vice President of Buying, Merchandising and Operations. Mrs. Roseman also oversees the Human Resources, MIS and Operational
divisions of RSC.   From 1975 to 1980, Mrs. Roseman worked for R.H. Macy's,
first as trainee and then as a buyer. She was employed from 1980 to 1982 as a buyer for The Broadway Department Stores in California, from 1982 to 1988 as a buyer for Marshall's Inc. and from 1988 to 1992 as a Senior Buyer for T.J. Maxx. Mrs. Roseman is a graduate of Adelphi University.

ACTIONS BY THE BOARD IN 1997

     During 1997, the Board took action, either at meetings or by consent, on a total of four occasions. No director attended or participated in fewer than 75% of these meetings or action by consent.

COMMITTEES AND COMMITTEE MEETINGS

     The Board has an Audit Committee and a Compensation Committee. Both committees were comprised of Stephen J. Jelin and Eugene Myers prior to the retirement of Mr. Jelin in January 1998. The committees are currently comprised of Eugene Myers and Robert Plotkin. The Audit Committee is responsible for monitoring and reviewing the financial affairs and financial statements of the Company and performing related internal financial review procedures. The Compensation Committee is responsible for evaluating salary and bonus arrangements for all officers and key employees and for administering the Company's employee benefit plans. During 1997, each of these Committees held one meeting. The Board has no other standing committees.

COMPENSATION OF DIRECTORS

     The non-management directors of the Company received directors' fees at the rate of $3,000 per meeting during 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, the Compensation Committee of the Board was comprised of Messrs. Jelin and Myers. Neither one of these directors has ever served as an officer of the Company or any of its subsidiaries or had any related party transactions with the Company.


EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

     The following table sets forth the total remuneration paid during the last three years to the five most highly compensated executive officers of the Company.


                                            SUMMARY COMPENSATION TABLE

NAME AND 1997                                       ANNUAL COMPENSATION             LONG TERM COMPENSATION      ALL OTHER
PRINCIPAL POSITION       YEAR                   SALARY         BONUS    OTHER(1)     OPTION/SAR AWARDS (#)    COMPENSATION(2)
------------------       ----                   ------          -----   --------     ----------------------   ---------------
Jack Clark               1997                 $298,000           ---       ---               ---                 $4,000
     Chairman of         1996                  345,000           ---       ---               ---                  4,000
     the Board           1995                  543,000           ---       ---               ---                  4,000

Ronald Cohen             1997                  156,000           ---       ---               ---                  3,000
     Executive VP-       1996                  124,000           ---       ---               ---                  3,000
     Operations          1995                  123,000           ---       ---               ---                  3,000

Carl Jenkins             1997                  156,000           ---       ---               ---                  2,000
     EVP-Production and  1996                  109,000           ---       ---               ---                  3,000
     Foreign Operations  1995                  109,000           ---       ---               ---                    ---

Steven R. Clark          1997                  122,000           ---       ---               ---                  2,000
     President           1996                  118,000           ---       ---               ---                  3,000
                         1995                  121,000           ---       ---               ---                  2,000

Anthony M. Pisano(3)     1997                  101,000           ---       ---               ---                    ---
     Chief Financial     1996                   10,000           ---       ---               ---                    ---
     Officer             1995                     ---            ---       ---               ---                    ---




     (1) Perquisites and other benefits did not exceed 10% of any named officer's total annual salary.
     (2) Reflects the Company's contribution to the accounts of the named executive officers under its Employee Stock Ownership and Salary Deferral Plan. See "Employee Benefit Plans" below.
     (3) Mr. Pisano joined the Company in December 1996 and resigned from his position with the Company in the third quarter of 1997.


STOCK OPTIONS

     The Company maintains two incentive stock option plans (the "ISO Plans"). See "Employee Benefit Plans--Employee Stock Option Plans" below. The following table sets forth information as of December 31, 1997 on stock options held under the ISO Plans by the Company's five most highly compensated executive officers in 1997, none of whom received any option grants or exercised any stock options during 1997.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES
                                                              VALUE OF
                         SHARES                  NUMBER OF   UNEXERCISED
                        ACQUIRED                UNEXERCISED  IN-THE-MONEY
                           ON          VALUE    OPTIONS AT    OPTIONS AT
NAME                    EXERCISE      REALIZED  YEAR END(1)   YEAR END(2)
----                    --------      --------  -----------   -----------

Jack Clark               None           N/A       40,000         N/A
Ronald Cohen             None           N/A       10,000         N/A
Carl Jenkins             None           N/A        5,000         N/A
Steven R. Clark          None           N/A          ---         N/A
Anthony M. Pisano        None           N/A          ---         N/A

-----------------
(1)  All of the stock options are currently exercisable.
(2) The closing price of the Common Stock on the AMEX on December 31, 1997 was below the exercise price of the options.


EMPLOYEE BENEFIT PLANS

     STOCK OPTION PLANS. The ISO Plans maintained by the Company were adopted in 1987 (the "1987 Plan") and 1994 (the "1994 Plan") to provide for the grant of options to purchase up to 200,000 shares and 300,000 shares, respectively, of Common Stock to key employees. The terms of the two ISO Plans are identical, except for the additional shares of Common Stock covered by the 1994 Plan.

     The exercise price for options granted under the ISO Plans is fixed by a Compensation Committee of the Board at 100% of the market price of the Common Stock on the date of the grant or 110% of the market price for any optionee who is a principal shareholder. Each option granted under the ISO Plans is exercisable for periods of up to ten years from the date of grant, or three months after termination of employment, with certain exceptions.

     At December 31, 1997, options to purchase a total of 55,000 shares at exercise prices ranging from $3 to $41/2 per share were outstanding under the ISO Plans, and options to purchase 445,000 shares were reserved for future grants. No options were exercised during 1997, 1996 or 1995.

     EMPLOYEE STOCK OWNERSHIP AND SALARY DEFERRAL PLAN. In 1994, the Company converted its Profit Sharing Plan into an Employee Stock Ownership and Salary Deferral Plan (the "Savings Plan"). Under the Savings Plan, for each dollar contributed by electing employees to a retirement savings account from up to 12% of their annual compensation, the Company may contribute up to $.40, subject to certain limitations under Section 401(k) of the Internal Revenue Code (the "Code"). The Company's expense for these contributions in 1997, 1996 and 1995 aggregated $16,000, $38,000 $69,000, respectively.

     The Saving Plan also enables the Company to make discretionary contributions for open market purchases of its Common Stock to be allocated to the accounts of all employees in proportion to their annual compensation. This feature was added in 1994 and is intended to qualify for treatment under Section 401(a) of the Code. The Company did not make any discretionary contributions to the Savings Plan for this purpose in 1997, 1996 or 1995.

SALARY PROTECTION AGREEMENTS

     The Company is a party to Salary Protection Agreements with Ronald Cohen and Carl Jenkins. The agreements provide for severance payments to these executives equal to six months' base salary plus $30,000 in the Case of Mr. Cohen, and four months' base salary plus $25,000, in the case of Mr. Jenkins, if their employment is terminated by the Company without cause or by the executive for good reason. The agreements define cause as willful misfeasance or malfeasance in the performance of an executive's duties and good reason as a reduction of the executive's responsibilities or compensation or an increase in his time or travel requirements by the Company. The agreements expire in December 1999, in the case of Mr. Cohen, and August 1999, in the case of Mr. Jenkins.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     GENERAL. In recommending 1997 compensation levels for the Company's officers, including the Chief Executive Officer and other named executive officers, the Compensation Committee of the Board applied the Board's established compensation policies and criteria intended to promote the Company's overall objective of maximizing shareholder value over time. These procedures are aimed at maintaining a competitive compensation package to attract and retain talented personnel while also responding to both individual and corporate performance measures. Recommendations for 1996 salary levels and long term compensation were based on evaluations during January 1997 and thereafter.

     COMPENSATION POLICY. The Company's executive compensation policy is designed to maintain competitive levels of pay along with equity incentives to attract and retain qualified executives with interests, as co-owners of the Company, identical to those of its unaffiliated shareholders. This policy is implemented through a salary structure augmented by stock option and Savings Plan participation. The Committee's objective is to integrate these compensation components with the annual and long term performance of the Company as well as the achievements and contributions of the individual executives.

     While the Committee's goal is to maintain executive compensation at levels that are competitive with industry peers and linked to corporate performance, actual compensation in any particular year may be above or below published rates for competitors. In addition, due to the overall weakness of the retail apparel market, the Company's compensation levels from year to year may not correlate directly with various corporate performance measures in a particular year. The Committee believes, however, that the Company's compensation program enables it to balance the relationship between compensation and performance in the best interests of the shareholders.

     The separate components of the Company's executive compensation program for 1997 are described below, along with a discussion of the evaluations made by the Committee in recommending 1997 compensation levels for the five most senior executive officers.

     ANNUAL COMPENSATION. Annual compensation paid to the Company's named executive officers is limited to base salaries, without any bonus or commission payments, plus contributions to their accounts under the Company's Savings Plan, which are generally dependent upon the amount of their own contributions.
Salary levels for the Company's top five executive officers are established by the Board based on recommendations of the Committee.


     Recommendations by the Committee for salary levels in 1997 were based on several historical and comparative performance factors. The Committee also considered comparative compensation and performance data for various other apparel companies and the performance of each of the Company's senior officers within his particular area of operating responsibility. The Committee reached favorable evaluations on the basis of performance but determined that 1996 salary levels were not competitive with industry peers. Based on these determinations, the Committee recommended that the Board increase 1997 salaries for Ronald Cohen, Carl Jenkins and Steven Clark by $32,000, $47,000 and $4,000, respectively.

     The Committee's 1997 salary recommendation for Jack Clark, the Chairman of the Board, was based on similar criteria as well as considerations of overall corporate leadership, contribution to the Company's performance and assumption of increased responsibilities. These positive considerations were offset by the Company's cost containment objectives, resulting in the Committee's recommendation for the maintenance of Mr. Clark's 1997 salary at the reduced level established for 1996. In September 1997, in view of the Company's weak financial performance, Mr. Clark voluntarily reduced his salary to an annual rate of $100,000, resulting in his total annual compensation of $298,000 in 1997.

     LONG TERM COMPENSATION. Long term incentives are provided through the Company's ISO Plans. Options provide executives and other key employees with the opportunity to establish or increase their equity interest in the Company and to share in any appreciation in the value of the Common Stock. As a result of the Company's disappointing financial results, no options were granted to its five most highly compensated executive officers during 1997.

     CONCLUSION. The Committee believes that the executive compensation policies implemented through its recommendations serve the interest of the Company's shareholders and the long range goals of the Company.

THIS REPORT HAS BEEN APPROVED BY THE FOLLOWING
MEMBERS OF THE COMPENSATION COMMITTEE:            STEPHEN JELIN     EUGENE MYERS


PRINCIPAL SHAREHOLDERS

     The following table sets forth information on the beneficial ownership of the Common Stock as of March 31, 1998 by (i) ) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, based on Statements on Schedule 13D filed with the SEC, (ii) the Company's five most highly compensated executive officers during its last fiscal year, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to the table, the named beneficial owners have sole voting and investment power for the reported shares.

                                                       COMMON STOCK
                                     ADDRESS OF        BENEFICIALLY  PERCENTAGE
5% SHAREHOLDERS                 5% BENEFICIAL OWNERS      OWNED       OF CLASS


Fortuna Investment Partners, L.P.
Fortuna Capital Management, Inc.
Ronald J. Vannuki . . . . . . .100 Wilshire Boulevard
                               Santa Monica, CA 90401  425,900(1)     10.9%

NAMED EXECUTIVE OFFICERS
AND DIRECTORS
Jack Clark. . . . . . . . . . . . .                  1,381,479 (2)    35.4
Ronald Cohen. . . . . . . . . . . .                     10,000 (3)      .1
Carl Jenkins. . . . . . . . . . . .                      5,000 (3)      ---
Steven R. Clark . . . . . . . . . .                    169,080         4.3
Anthony M. Pisano . . . . . . . . .                        ---         ---
Eugene Myers  . . . . . . . . . . .                        400         ---
Robert Plotkin. . . . . . . . . . .                    502,363 (4)    12.9
All officers and directors
 as a group (11 persons). . . . . .                  2,108,917 (5)    54.0

----------------

     (1) Based on a Statement on Schedule 13D, reflects shares held directly by Fortuna Investment Partners, L.P. ("FIP") and indirectly by Fortuna Capital Management, Inc. ("FCP"), the general partner of FIP, and by Mr. Vannuki, as President and Chief Executive Officer of FCP. Excludes (i) 700 shares of Common Stock held in Mr. Vannuki's IRA.
     (2) Includes (I) 13,700 shares owned by Mr. Clark's IRA, (ii) 36,519 shares held by a foundation owned by Mr. Clark, (iii) 400 shares owned by his wife and (iv) 40,000 shares subject to stock options.
     (3)  Represents shares subject to stock options.
     (4) Includes 1,500 shares owned by Mr. Plotkin's IRA, 1,000 shares owned by his wife and 1,500 shares held by her IRA.
     (5) Includes (i) a total of 54,619 shares owned indirectly by officers and directors of the Company and (ii) an aggregate of 55,000 shares subject to stock options.

CERTAIN TRANSACTIONS

     The Company is a party to a 1992 buy-sell agreement with Jack Clark, a director and officer of the Company, providing for the Company's repurchase of the shares of Common Stock by his estate in the event of his death. The purchase price for any shares repurchased under the agreement will be the average of the closing prices of the Common Stock on its principal trading market during the five trading days preceding the date of Mr. Clark's death or the book value per share of the Common Stock as reflected in the Company's most recent periodic report filed with the Securities and Exchange Commission prior to the date of death, whichever is greater. The Company maintains insurance policies on the life of Mr. Clark covering $5.4 million of its repurchase commitment under the agreement at premiums aggregating approximately $2.3 million over a period of seven years, with corresponding cash surrender values estimated to reach approximately $2 million by the end of that period. Mr. Clark has agreed to terminate the buy-sell agreement at the Closing of the transactions contemplated by the Purchase Agreement. See"Pending Change of Control Transactions."

     During 1997, consulting services were provided to the Company by Robert Plotkin, an incumbent director and former President of Stage II. The consulting services provided by Mr. Plotkin consisted primarily of coordinating the Company's foreign manufacturing arrangements. Mr. Plotkin received consulting fees for these services during 1997 aggregating $101,000. The consulting arrangements with Mr. Plotkin were terminated at the end of 1997.

     It is the Company's policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April, 1998.

STAGE II APPAREL CORP.




By:          /s/ Michael Hanrahan               By: /s/ Jack Clark
   -----------------------------------------       ----------------------------
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




                                   TITLE                    DATE

Jack Clark, Robert Plotkin* and    Directors
Steven R. Clark*



By: /s/ Jack Clark                                      April 28, 1998
   ----------------------------
*Jack Clark as attorney-in-fact