Form 10-Q
period 1998-03-31
STAGE II APPAREL CORP
filed 1998-05-14
CIK 811933

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                      FORM 10-Q

                   Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1998                  Commission File No. 1-9502


                                STAGE II APPAREL CORP.
                (Exact name of registrant as specified in its charter)


               New York                                  13-3016967
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


          350 Fifth Avenue
          New York, New York                               10118
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (212) 564-5865


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Class           Outstanding at April 30, 1998
          Common Stock                      3,903,267


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                STAGE II APPAREL CORP.

                                        INDEX


Part I.  Financial Information                                              Page
                                                                            ----
Condensed Consolidated Balance Sheets -
March 31, 1998 (unaudited) and December 31, 1997........................       2

Condensed Consolidated Statements of Operations -
Three Months Ended  March 31, 1998 and 1997 (unaudited).................       3

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 1998 and 1997 (unaudited)..................       4

Notes to Condensed Consolidated Financial Statements....................       5

Management's Discussion and Analysis of Financial
Condition and Results of Operations.....................................       7


Part II.  Other Information.............................................       9


                            PART I.  FINANCIAL INFORMATION
                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except per share data)


                                             March 31,           Dec. 31,
                                               1998                1997
                                            -----------         ----------
ASSETS:
     Cash and cash equivalents ............  $    516            $    641
     Restricted cash ......................       693                 679
     Accounts receivable...................       560                 496
     Finished goods inventory..............     3,049               2,496
     Prepaid expenses .....................       209                 214
     Prepaid income taxes and refunds
       receivable..........................        30                  30
                                            -----------         ----------
          Total current assets ............     5,057               4,556
     Property and equipment, at cost, less
       accumulated depreciation............       467                 500
     Marketable securities.................     3,334               3,325
     Goodwill, less accumulated
       amortization and impairment of
       $7,687 at March 31, 1998 and $7,654
       at December 31, 1997, respectively..     1,927               1,960
     Other assets .........................       801                 837
                                            -----------         ----------
          TOTAL ASSETS ....................  $ 11,586            $ 11,178
                                            -----------         ----------
                                            -----------         ----------

LIABILITIES:
     Due to factor ........................  $  6,075            $  4,650
     Accounts payable .....................       506                 850
     Accrued royalties ....................       115                  78
     Other current liabilities ............       270                 273
                                            -----------         ----------
          Total current liabilities .......     6,966               5,851
     Long term liabilities ................        --                  --
                                            -----------         ----------

          TOTAL LIABILITIES ...............     6,966               5,851
                                            -----------         ----------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 1,000
       shares authorized; none issued and
       outstanding ........................        --                 --
     Common stock, $.01 par value, 9,000
       shares authorized; 4,993 shares
       issued and 3,903 shares outstanding
       at March 31, 1998 and
       December 31, 1997 ..................        50                  50
     Additional paid-in capital ...........     7,502               7,502
     Retained earnings (deficit) ..........      (595)                 97
                                            -----------         ----------
                                                6,957               7,649
     Less treasury stock, at cost; 1,089
       shares at March 31, 1998 and
       December 31, 1997 ..................    (2,302)             (2,302)
     Allowance for decline in market value
       of securities available for sale....       (35)                (20)
                                            -----------         ----------

          TOTAL SHAREHOLDERS' EQUITY ......     4,620               5,327
                                            -----------         ----------

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY ...............  $ 11,586            $ 11,178
                                            -----------         ----------
                                            -----------         ----------


See Notes to Condensed Consolidated Financial Statements.

                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except per share data)

                                     (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                -----------------------
                                                  1998           1997
                                                --------       --------
Net sales....................................   $ 1,855        $ 4,067
Cost of goods sold...........................     1,437          3,390
                                                --------       --------

Gross profit.................................       418            677
Commission and other income..................        68             85
                                                --------       --------
                                                    486            762
Selling, general and administrative expenses.     1,038          1,659
Loss on sale of marketable securities........        --            (33)
                                                --------       --------
Operating loss...............................      (552)          (930)

Other income (expenses):
     Interest income.........................        73             77
     Interest and factoring expenses.........      (213)          (224)
                                                --------       --------

Loss before income tax benefit...............      (692)        (1,077)
Income taxes (benefit).......................        --             (9)
                                                --------       --------

Net loss.....................................   $  (692)       $(1,068)
                                                --------       --------
                                                --------       --------

Basic and dilutive net loss per common share.   $  (.18)       $  (.26)
                                                --------       --------
                                                --------       --------

Weighted average common shares outstanding...     3,903          4,196
                                                --------       --------
                                                --------       --------



See Notes to Condensed Consolidated Financial Statements.

                       STAGE II APPAREL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (In thousands)

                                     (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                            1998           1997
                                                          --------       --------
Net cash provided by (used in) operating activities.....  $(1,550)      $    665

Investing Activities:
     Purchase and sale of property and equipment, net...       --             (2)
     Sale or redemption of available for sale marketable
      securities........................................       --          1,219
     Loss on sale of securities.........................       --            (33)
                                                          --------       --------

Net cash provided by (used in) investing activities.....   (1,550)         1,184
                                                          --------       --------
Financing Activities:
     Factor financing, net..............................    1,425           (979)
     Bank financing, net................................       --           (434)
                                                          --------       --------
Net cash provided by (used in) financing activities.....    1,425         (1,413)
                                                          --------       --------
Effects of exchange rate changes on cash................       --            (43)
                                                          --------       --------

Net increase (decrease) in cash.........................     (125)           393

Cash at beginning of year...............................      641            429
                                                          --------       --------
Cash at end of period...................................  $   516        $   822
                                                          --------       --------
                                                          --------       --------

Supplemental disclosure of cash flows information:

     Cash paid for income taxes........................   $     2        $    10
                                                          --------       --------
                                                          --------       --------
     Cash paid for interest, excluding factoring fees..   $   124        $   167
                                                          --------       --------
                                                          --------       --------




See Notes to Condensed Consolidated Financial Statements.

                       STAGE II APPAREL CORP. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at March 31, 1998 and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 and are incorporated herein by reference.

Note 2.   Finished Goods Inventory

     Finished goods inventories for the interim periods presented were computed using the gross profit method.

Note 3.   Change of Control

     On May 11, 1998, the Company consummated the transactions contemplated by its Stock Purchase Agreement dated as of February 26, 1998 with three of its principal shareholders (the "Founders") and Richard Siskind (the "Purchase Agreement"), providing for the Founders' sale of approximately 1.9 million shares (the "Control Shares") of the Company's common stock to Mr. Siskind in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of 1.5 million Control Shares. The Control Shares represent 48.7% of the Company's common stock outstanding as of the date of the closing. The transactions contemplated by the Purchase Agreement (the "Change of Control Transactions") also include the employment of Mr. Siskind as CEO of Stage II and the reconstitution of the Company's board of directors with designees of Mr. Siskind.

Note 4.   New Credit Facility

     In connection with the closing of the Change of Control Transactions, the Company obtained a new factoring and credit facility arranged by Mr. Siskind with The CIT Group/Commercial Services, Inc. (the "Credit Facility") to replace
its existing facility.   The Credit Facility provides for short term borrowings
by the Company at a floating interest rate equal to 1/2% above the prime rate. Borrowings under the Credit Agreement are payable upon demand and secured by the Company's inventory, accounts receivable and marketable securities. The factor purchases the Company's accounts receivable that it has preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor receives a commission under the Credit Agreement in an amount less than 1% of the net receivables it purchases.

     The Credit Facility also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders. The aggregate amount of letters of credit and borrowings available under the Credit Facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of men's and boy's casual apparel and activewear. The Company markets its apparel primarily to sporting goods and specialty stores, mass merchandisers and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. The Company's products are produced to its specifications by various independent manufacturers in Asia, Africa and Europe. Stage II also acts as purchasing agent for various major retailing customers.

     The Company has historically developed its product lines primarily through the acquisition of exclusive and non-exclusive license rights to nationally recognized brand names for sales of its apparel in the United States. During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for five brand name lines, liquidating its Canadian and Hong Kong subsidiaries and discontinuing its arrangements with a licensee of NBA and NFL brand sportswear. The relinquished lines were replaced with a new exclusive license for the Dunlop brand late in 1996. Stage II has also increased its emphasis on proprietary and private label sales, including its own Timber Run, Pro Tour and Main Event labels.

     In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These costs are included in selling, general and administrative ("SG&A") expenses. Difficulties in reducing fixed overhead costs and maintaining strong gross profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market contributed to the Company's net losses in 1997, 1996 and 1995 aggregating $9.2 million, $7.0 million and $3.3 million, respectively. These losses included noncash charges for asset writedowns aggregating $5.3 million in 1997 and $1.7 million in 1996. Although the Company sustained an additional loss of $692,000 in the first quarter of 1998, it was 35.2% less than the loss incurred in the first quarter of 1997.

Recent Developments

     Recurring Losses. Stage II has financed its losses over the last three years with borrowings under its credit facility that have been reduced from time to time with repatriated earnings of its Hong Kong subsidiary aggregating $9.4 million in 1997, of which $6.0 million was used to repay short term debt, and $3.4 million in 1996, all of which was used for debt reduction. As part of its strategy for returning to profitability, in addition to consolidating its licensing arrangements, reducing the scope of its operations to concentrate on its most successful products and trimming overhead expenses, the Company has added new commission sales personnel and realigned management to focus on its core product lines. In addition to these efforts, the Company has been seeking to implement strategic changes to reverse the decline in its business. These efforts have been undertaken with a view in increasing shareholder values by bringing in a new management team, cutting expenses and adding new apparel licenses or business lines to the Company's reduced asset base.

     Change of Control. To implement these objectives, Stage II entered into a stock purchase agreement in February 1998 with three of its founders (the "Founders") and Richard Siskind (the "Purchase Agreement"), the principal shareholder and CEO of several companies engaged in various segments of the apparel industry. The transactions contemplated by the Purchase Agreement (the "Change of Control Transactions") were consummated on May 11, 1998 and included the sale to Mr. Siskind of approximately 1.9 million shares of the Company's common stock ("Common Stock") held by the Founders (the "Control Shares") in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of 1.5 million Control Shares from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options"). The Control Shares represent 48.7% of the Common Stock outstanding as of the date of this Report

     Other Change of Control Transactions. In addition to the sale of the Control Shares, the Change of Control Transactions included (i) the Company's issuance to Mr. Siskind of options to purchase up to 1.5 million shares of Common Stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised, (ii) the Company's issuance to Mr. Siskind options to purchase up to 900,000 shares of Common Stock at an exercise price of $.75 per share, (iii) the reconstitution of the Company's board of directors with designees of Mr. Siskind, (iv) the addition of a new management team headed by Mr. Siskind and (v) the arrangement by Mr. Siskind of a new credit facility for the Company. See "Liquidity and Capital Resources." All of the options issued to Mr. Siskind are subject to shareholder approval at the Company's 1998 annual meeting.

     The Company believes Mr. Siskind's experience, industry contacts and successful track record will enable Stage II to complete the turnaround started by its current management. To assist in that effort, Jack Clark, one of the Founders who has served as the Company's Chairman and CEO since 1982, entered into a new employment agreement with the Company contemplating a transitional role for one year.

Results of Operations

     Seasonality. Stage II experiences some seasonal business fluctuations due primarily to seasonal buying patterns for its product mix of casual apparel and activewear. While sales of the Company's products are made throughout the year, the largest sales volume has historically occurred in the third quarter. The following table reflects these quarterly fluctuations, which should not be construed as indicative of future net sales.

                                 Quarterly Net Sales
                                    (In thousands)

                         First     Second    Third     Fourth
                         Quarter   Quarter   Quarter   Quarter       Total
                         -------   -------   -------   -------      -------
1998...................  $1,855     $   --   $    --   $    --      $    --
1997...................   4,067      2,348     5,718     4,414       16,547
1996...................   8,437      5,693    10,397     8,901       33,428



     Quarter Ended March 31, 1998 and 1997. Net sales of $1.9 million for the first quarter of 1998 decreased by 54.4% from $4.1 million in the corresponding quarter of 1997. The decrease primarily reflects the termination of certain brand name apparel licenses as part of the planned reduction in the scope of operations, as well as the elimination of customer accounts not preapproved by the Company's factor. The decline in net sales for the first quarter of 1998 was also influenced by temporary disruptions in the Company's factoring arrangements in connection with the Change of Control Transactions. See "Recent Developments."

     Cost of goods sold as a percentage of sales decreased to 77.5% in the first quarter of 1998 compared to 83.4% in the same quarter last year. The decrease reflects higher gross profit margins on the Company's new apparel lines and lower levels of promotional sales of discontinued lines.

     Commission and other income decreased by $17,000 or 20.0% during the first quarter of 1998 compared to the corresponding prior quarter, reflecting a decline in the Company's sales agency business.

     SG&A expenses of $1.0 million for the first quarter of 1998 decreased by 37.4% compared to $1.7 million for the first quarter of 1997, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted as part of the Company's redirection of its business. SG&A expenses as a percentage of sales increased to 56.0% for the first quarter of 1998 compared to 40.8% in the corresponding prior quarter, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses.

     Interest and factoring expenses, net of interest income, aggregated $140,000 or 7.5% of sales in the first quarter of 1998 compared to $147,000 or 3.6% of sales in the corresponding quarter last year. The decrease reflects a slight reduction in borrowing levels.

     The Company recognized losses in the first quarters of 1998 and 1997 aggregating $692,000 and $1.1 million, respectively, reflecting the foregoing trends. In the first quarter of 1998, the Company's net loss was $.18 per share based on 3,903,000 average common shares outstanding. In the first quarter of 1997, the Company's net loss was $.26 per share based on 4,196,000 average common shares outstanding.

     The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of operating results to be expected for the full year.

Liquidity and Capital Resources

     Liquidity. Net cash used by Stage II's operating activities during the first quarter of 1998 aggregated $1.6 million. The Company's cash position decreased 19.5% from $641,000 at December 31, 1997 to $516,000 at March 31, 1998.

     Capital Resources. During 1997, the Company repatriated all of its Hong Kong subsidiary's cash and marketable securities aggregating $9.3 million, of which $6.0 million was used to reduce short term debt. The repatriation did not trigger domestic taxes due to the availability of net operating losses to offset the taxable income created.

     Prior to the Change of Control Transactions, Stage II maintained a credit facility (the "Prior Credit Facility") under a factoring agreement with Milberg Factors Corp. The Prior Credit Facility provided for short term borrowings by Stage II at a floating interest rate equal to 1/2% above the prime rate. Borrowings under the Prior Credit Facility were payable upon demand and secured by the Company's inventory, accounts receivable, cash surrender value of officers' life insurance, restricted cash and marketable securities. The factor purchased the Company's accounts receivable that it had preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor was responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor receives a commission under the Prior Credit Facility in an amount less than 1% of the net receivables it purchased. As of March 31, 1998, the Company's net direct borrowings under the Prior Credit Facility aggregated $6.1 million.

     The Prior Credit Facility also provided for the issuance of letters of credit to fund the Company's foreign manufacturing orders. The aggregate amount of letters of credit and borrowings available under the Credit Facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance.

     In connection with the closing of the Change of Control Transactions, Stage II obtained a new factoring and credit facility arranged by Mr. Siskind with The CIT Group/Commercial Services, Inc. (the "Credit Facility") to replace its existing facility. See "Recent Developments." The agreements covering the Credit Facility provide for substantially the same terms and conditions as the Prior Credit Facility. Those agreements may be terminated without penalty by the Company on May 31, 2000 or the end of any subsequent contract year upon 60 days notice.

     The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of March 31, 1998, Stage II had no material capital expenditure requirements.

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


                              Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8 - K.

     (a)  Exhibits.

     Exhibit
     Number:   Exhibit

     10.1 Factoring Agreement dated May 11, 1998 between the Company and The CIT Group/Commercial Services, Inc.

     10.2 Inventory Security Agreement dated May 11, 1998 between the Company and The CIT Group/Commercial Services, Inc.

     10.3 Letter of Credit Agreement dated May 11, 1998 between the Company and The CIT Group/Commercial Services, Inc.

     10.4 Option Agreement-A dated May 11, 1998 between the Company and Richard Siskind.

     10.5 Option Agreement-B dated May 11, 1998 between the Company and Richard Siskind.


     (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated March 2, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STAGE II APPAREL CORP.



Date:  May 13, 1998                By:       /s/  Michael Hanrahan
                                       ---------------------------------
                                               Michael Hanrahan
                                           Chief Financial Officer
                                          (Duly Authorized Officer)
                                        (Principal Financial Officer)