Form 10-Q
period 1998-06-30
STAGE II APPAREL CORP
filed 1998-08-13
CIK 811933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1998         Commission File No. 1-9502


                             STAGE II APPAREL CORP.
             (Exact name of registrant as specified in its charter)


              New York                                13-3016967
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


                 1385 Broadway
              New York, New York                           10018
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Title of Class            Outstanding at July 31, 1998

            Common Stock                       3,903,267

                             STAGE II APPAREL CORP.

                                      INDEX

Part I.  Financial Information                                                                               Page

Condensed Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997.....................   2

Condensed Consolidated Statements of Operations - Three Months and Six Months Ended
   June 30, 1998 and 1997 (unaudited).......................................................................   3

Condensed Consolidated Statements of Cash Flows - Six Months Ended
   June 30, 1998 and 1997 (unaudited).......................................................................   4

Notes to Condensed Consolidated Financial Statements........................................................   5
Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   6


Part II.  Other Information.................................................................................  10


                          PART I. FINANCIAL INFORMATION
                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                           June 30,       Dec. 31,
                                                                                             1998           1997
                                                                                         ----------      ----------

ASSETS:
   Cash and cash equivalents..........................................................    $   1,194       $     641
   Restricted cash....................................................................          ---             679
   Accounts receivable................................................................          636             496
   Finished goods inventory...........................................................        4,462           2,496
   Prepaid expenses...................................................................          251             214
   Prepaid income taxes and refunds receivable........................................           30              30
                                                                                          ---------       ---------
     Total current assets.............................................................        6,573           4,556
   Property and equipment, at cost, less accumulated depreciation.....................          436             500
   Marketable securities..............................................................        3,000           3,325
   Goodwill, less accumulated amortization and impairment of $7,719 at
     June 30, 1998 and $7,654 at December 31, 1997, respectively......................        1,895           1,960
    Other assets......................................................................          736             837
                                                                                          ---------       ---------

     TOTAL ASSETS.....................................................................    $  12,639       $  11,178
                                                                                          ---------       ---------
                                                                                          ---------       ---------

LIABILITIES:
   Due to factor......................................................................    $   6,972       $   4,650
   Accounts payable...................................................................        1,495             850
   Accrued royalties..................................................................           40              78
   Other current liabilities..........................................................          120             273
                                                                                          ---------       ---------
     Total current liabilities........................................................        8,626           5,851
   Long term liabilities..............................................................           --              --
                                                                                          ---------       ---------

     TOTAL LIABILITIES................................................................        8,626           5,851
                                                                                          ---------       ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding......................................................           --              --
Common stock, $.01 par value, 9,000 shares authorized; 4,993 shares issued
     and 3,903 shares outstanding at June 30, 1998 and December 31, 1997..............           50              50
   Additional paid-in capital.........................................................        7,502           7,502
   Retained earnings (deficit)........................................................       (1,225)             97
                                                                                          ---------       ---------
                                                                                              6,327           7,649
   Less treasury stock, at cost; 1,089 shares at June 30, 1998 and
     December 31, 1997................................................................       (2,302)         (2,302)
   Allowance for decline in market value of securities available for sale.............          (12)            (20)
                                                                                          ---------       ---------

     TOTAL SHAREHOLDERS' EQUITY.......................................................        4,013           5,327
                                                                                          ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................    $  12,639       $  11,178
                                                                                          ---------       ---------
                                                                                          ---------       ---------


See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                   (Unaudited)




                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                              ------------------------     --------------------------
                                                                1998           1997           1998            1997
                                                              ---------      ---------      ---------       ---------
Net sales...................................................  $   1,653      $   2,348      $   3,508       $   6,415
Cost of goods sold..........................................      1,219          2,048          2,656           5,438
                                                              ---------      ---------      ---------       ---------

Gross profit................................................        434            300            852             977
Commission and other income.................................         66            110            106             195
                                                              ---------      ---------      ---------       ---------
                                                                    500            410            958           1,172
Selling, general and administrative expenses................        944          1,763          1,952           3,422
Loss on sale of marketable securities.......................         --            252             --             285
                                                              ---------      ---------      ---------       ---------
Operating loss..............................................       (444)        (1,605)          (994)         (2,535)

Other income (expenses):
   Interest income..........................................         37             61            109             138
   Interest and factoring expenses..........................       (225)          (134)          (438)           (358)
                                                              ---------      ---------      ---------       ---------

Loss from continuing operations before
   income tax benefit.......................................       (632)        (1,678)        (1,323)         (2,755)
Income taxes (benefit)......................................         --             --             --              (9)
                                                              ---------      ---------      ---------       ----------

Loss from continuing operations.............................       (632)        (1,678)        (1,323)         (2,746)
                                                              ---------      ---------      ---------       ---------

Discontinued operations:
   Gain on disposal of discontinued subsidiary..............         --            290             --             290
                                                              ---------      ---------      ---------       ---------

Net loss....................................................  $    (632)     $  (1,388)     $  (1,323)      $  (2,456)
                                                              ---------      ---------      ---------       ---------
                                                              ---------      ---------      ---------       ---------

Basic and dilutive net loss per common share:
   Loss from continuing operations..........................       (.16)          (.40)          (.34)           (.65)
   Gain from discontinued operations........................         --            .07             --             .07
                                                              ---------      ---------      ---------       ---------
                                                                   (.16)     $    (.33)     $    (.34)      $    (.58)
                                                              ---------      ---------      ---------       ---------
                                                              ---------      ---------      ---------       ---------

Weighted average common shares outstanding..................      3,903          4,196          3,903           4,196
                                                              ---------      ---------      ---------       ---------
                                                              ---------      ---------      ---------       ---------


See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                         ---------------------------
                                                                                             1998           1997
                                                                                         -----------     -----------
Net cash used in operating activities...................................................  $  (2,029)      $  (3,884)

Investing Activities:
   Purchase and sale of property and equipment, net.....................................         --              (5)
   Sale or redemption of available for sale marketable securities.......................        260           6,219
                                                                                            ---------       ---------

Net cash provided by (used in) investing activities.....................................        260           6,214
                                                                                            ---------       ---------

Financing Activities:
   Factor financing, net................................................................      2,322          (1,894)
   Repayment of notes...................................................................         --            (170)
   Bank financing, net..................................................................         --            (434)
                                                                                            ---------       ---------

Net cash provided by (used in) financing activities.....................................      2,322          (2,498)
                                                                                            ---------       ---------

Effects of exchange rate changes on cash................................................         --             (46)
                                                                                            ---------       ---------

Net increase (decrease) in cash.........................................................        553            (214)

Cash at beginning of year...............................................................        641             429
                                                                                            ---------       ---------

Cash at end of period...................................................................  $   1,194       $     215
                                                                                            ---------       ---------
                                                                                            ---------       ---------

Supplemental disclosure of cash flows information:

   Cash paid for income taxes...........................................................  $       2       $      10
                                                                                            ---------       ---------
                                                                                            ---------       ---------

   Cash paid for interest, excluding factoring fees.....................................  $     284       $     367
                                                                                            ---------       ---------
                                                                                            ---------       ---------





See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Note 1. Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 1998 and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 and are incorporated herein by reference.

         Note 2. Finished Goods Inventory -- Finished goods inventories for the interim periods presented were computed using the gross profit method.

         Note 3. Change of Control -- On May 11, 1998, the Company consummated the transactions contemplated by its Stock Purchase Agreement dated as of February 26, 1998 with three of its principal shareholders (the "Founders") and Richard Siskind (the "Purchase Agreement"). Pursuant to the Purchase Agreement, Mr. Siskind acquired approximately 1.9 million shares (the "Control Shares") of the Company's common stock from the Founders in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of 1.5 million Control Shares (the "Founder Options"). The Control Shares represent 48.7% of the Company's common stock outstanding as of the date of the closing. The transactions contemplated by the Purchase Agreement (the "Change of Control Transactions") also include the employment of Mr. Siskind as CEO of the Company and the reconstitution of the Company's board of directors with his designees. In July 1998, Founder Options for 1.35 million Control Shares were acquired from the Founders by Jon Siskind, an officer and director of the Company.

         Note 4. New Credit Facility -- In connection with the Change of Control Transactions, the Company obtained a new factoring and credit facility arranged by Mr. Siskind with The CIT Group/Commercial Services, Inc. (the "Credit Facility") to replace its prior facility. The Credit Facility provides for the factor to purchase the Company's accounts receivable that it has preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable purchased from the Company. The factor receives a commission under the Credit Agreement in an amount less than 1% of the net receivables it purchases. The Credit Facility also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate. The Company's obligations under the Credit Agreement are payable upon demand and secured by its inventory, accounts receivable and marketable securities. The aggregate amount of letters of credit and borrowings available under the Credit Facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance.

         Note 5. Office Relocation -- In July 1998, the Company obtained a cancellation of its New York City office lease, which covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. The lease cancellation was effective as of July 15, 1998, subject to payment of a $325,000 cancellation fee in four installments through October 1, 1998. In connection with the cancellation, the Company relocated its administrative and sales offices to 1385 Broadway, New York, New York, where it obtained leases for 3,000 square feet through 2003 at a total annual cost of approximately $80,000, representing an annual savings to the Company over $330,000.

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

         In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These costs are included in selling, general and administrative ("SG&A") expenses. Difficulties in reducing SG&A expenses and maintaining strong gross profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market contributed to the Company's net losses in 1997, 1996 and 1995 aggregating $9.2 million, $7.0 million and $3.3 million, respectively. These losses included noncash charges for asset writedowns aggregating $5.3 million in 1997 and $1.7 million in 1996. Although the Company sustained an additional loss of $1.0 million in the first half of 1998, it was less than half the loss incurred in the first half of 1997.

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

         Change of Control. To implement these objectives, Stage II entered into a stock purchase agreement (the "Purchase Agreement") in February 1998 with three of its founders (the "Founders") and Richard Siskind, the principal shareholder and CEO of several companies engaged in various segments of the apparel industry. The transactions contemplated by the Purchase Agreement (the "Change of Control Transactions") were consummated on May 11, 1998 and included the sale to Mr. Siskind of approximately 1.9 million shares of the Company's common stock ("Common Stock") held by the Founders (the "Control Shares") in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of 1.5 million Control Shares from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options"). The Control Shares represent 48.7% of the Common

Stock outstanding as of the date of this Report. In July 1998, Founder
Options for 1.35 million Control Shares were acquired from the Founders by Jon Siskind, an officer and director of the Company.

         Other Change of Control Transactions. In addition to the sale of the Control Shares, the Change of Control Transactions included (i) the Company's issuance to Richard Siskind of options to purchase up to 1.5 million shares of Common Stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised, (ii) the Company's issuance to Mr. Siskind of options to purchase up to 900,000 shares of Common Stock at an exercise price of $.75 per share, (iii) the reconstitution of the Company's board of directors with designees of Mr. Siskind, (iv) the addition of a new management team headed by Mr. Siskind and (v) the arrangement by Mr. Siskind of a new credit facility for the Company. See "Liquidity and Capital Resources." All of the options issued to Mr. Siskind were approved by the shareholders of the Company at its 1998 annual meeting.

         Office Relocation. In July 1998, the Company obtained a cancellation of its office lease at 350 Fifth Avenue in New York City and relocated its administrative and sales offices to 1385 Broadway, New York, New York. The cancelled lease covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. In the absence of the cancellation, the Company's estimated future obligations under the lease would have aggregated approximately $4 million. The lease cancellation was effective as of July 15, 1998, subject to payment of a $325,000 cancellation fee in four installments through October 1, 1998. The Company's new lease arrangements cover 3,000 square feet through 2003 at a total annual cost of approximately $80,000, representing an annual savings to the Company over $330,000.

         New Adolfo License. In August 1998, Stage II added an exclusive Adolfo license for men's sportswear and activewear. The Company expects to allocate substantial resources to build the new line and believes the favorable terms of the license, coupled with the recent addition of a new sales manager, will contribute to the planned rebuilding of its core business.

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

                               Quarterly Net Sales
                                 (In thousands)

                                      First            Second            Third            Fourth
                                     Quarter           Quarter          Quarter           Quarter           Total
                                   ---------         ---------         ---------        ---------         ---------

1998.............................   $  1,855         $   1,653         $      --        $      --         $      --
1997.............................      4,067             2,348             5,718            4,414            16,547
1996.............................      8,437             5,693            10,397            8,901            33,428


         Quarters Ended June 30, 1998 and 1997. Net sales of $1.7 million for the second quarter of 1998 decreased by 29.6% from $2.3 million in the corresponding quarter of 1997. The decrease primarily reflects the termination of unprofitable apparel divisions as part of the planned reduction in the scope of operations, as well as the elimination of lower margin customer accounts with a longer term view of strengthening gross profits. The decline in net sales for the second quarter of 1998 was also influenced by temporary disruptions in the Company's factoring arrangements in connection with the Change of Control Transactions. See "Recent Developments."

         Cost of goods sold as a percentage of sales decreased to 73.7% in the second quarter of 1998 compared to 87.2% in the same quarter last year. The decrease reflects higher gross profit margins on the Company's new apparel lines, greater concentration on core customer accounts and tighter inventory controls.

         Commission and other income decreased by $44,000 or 40.0% during the second quarter of 1998 compared to the corresponding prior quarter, reflecting a reduction in the Company's sales agency business.

         SG&A expenses of $.9 million for the second quarter of 1998 decreased by 46.5% compared to $1.8 million for the second quarter of 1997, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted as part of the Company's redirection of its business. SG&A expenses as a percentage of sales decreased to 57.1% for the second quarter of 1998 compared to 75.1% in the corresponding prior quarter, reflecting the Company's ability to reduce fixed SG&A expenses at a greater rate than the decline in sales. As a result of its office relocation in July 1998 and other cost cutting measures adopted by new management following the Change of Control Transactions, the Company anticipates a continuation in this trend for the balance of the year.

         Interest and factoring expenses, net of interest income, aggregated $188,000 or 11.4% of sales in the second quarter of 1998 compared to $73,000 or 3.1% of sales in the corresponding quarter last year. The increase reflects higher borrowing levels and nonrecurring refinancing costs. See "Liquidity and Capital Resources" below.

         The Company recognized net losses of $.6 million or $.16 per share based on 3,903,000 average common shares outstanding in the second quarter of 1998 and $1.4 million or $.33 per share based on 4,196,000 average common shares outstanding in the corresponding quarter of 1997, reflecting the foregoing trends.

         Six Months Ended June 30, 1998 and 1997. Net sales of $3.5 million for the six months ended June 30, 1998 decreased by 45.3% from $6.4 million in the corresponding period in 1997. The decrease primarily reflects the termination of unprofitable apparel divisions as part of the planned reduction in the scope of operations, as well as the elimination of lower margin customer accounts with a longer term view of strengthening gross profits. The decline in net sales for the second quarter of 1998 was also influenced by temporary disruptions in the Company's factoring arrangements in connection with the Change of Control Transactions. See "Recent Developments."

         Cost of goods sold as a percentage of sales decreased to 75.7% in the first six months of 1998 compared to 84.8% in the same period last year. The decrease reflects higher gross profit margins on the Company's new apparel lines, greater concentration on core customer accounts and tighter inventory controls.

         Commission and other income decreased by $89,000 or 45.6% during the first half of 1998 compared to the corresponding prior period, reflecting a decline in the Company's sales agency business.

         SG&A expenses of $2.0 million for the first six months of 1998 decreased by 43.0% compared to $3.4 million for the corresponding period in 1997, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted as part of the Company's redirection of its business. SG&A expenses as a percentage of sales increased to 55.6 for the first half of 1998 compared to 53.3% in the corresponding prior period, reflecting a faster decline in sales than the Company's ability to reduce fixed SG&A expenses during the first quarter of 1998, partially offset by a reversal in this trend during the second quarter this year.

         Interest and factoring expenses, net of interest income, aggregated $329,000 or 9.4% of sales in the first half of 1998 compared to $220,000 or 3.4% of sales in the corresponding quarter last year. The increase reflects higher borrowing levels and nonrecurring refinancing costs. See "Liquidity and Capital Resources" below.

         The Company recognized net losses of $1.3 million or $.34 per share based on 3,903,000 average common shares outstanding in the first half of 1998 and $2.5 million or $.58 per share based on 4,196,000 average common shares outstanding in the corresponding period in 1997, reflecting the foregoing trends.

         The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of operating results to be expected for the full year.

Liquidity and Capital Resources

         Liquidity. Net cash used by Stage II's operating activities during the first six months of 1998 aggregated $2.0 million. Primarily as a result of factor financing aggregating $2.3 million, the Company's cash position increased 46.3% from $.6 million at December 31, 1997 to $1.2 million at June 30, 1998.

         Capital Resources. During 1997, the Company repatriated all of its Hong Kong subsidiary's cash and marketable securities aggregating $9.3 million, of which $6.0 million was used to reduce short term debt. The repatriation did not trigger domestic taxes due to the availability of net operating losses to offset the taxable income created.

         Prior to the Change of Control Transactions, Stage II maintained a credit facility (the "Prior Credit Facility") under a factoring agreement with Milberg Factors Corp. The Prior Credit Facility provided for the factor to purchase the Company's accounts receivable that it had preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor was responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor received a commission under the Prior Credit Facility in an amount less than 1% of the net receivables it purchased. The Prior Credit Facility also provided for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate. The Company's obligations under the Prior Credit Facility were payable on demand and secured by its inventory, accounts receivable and marketable securities. The aggregate amount of letters of credit and borrowings available under the Prior Credit Facility were determined from time to time by the factor based upon the Company's financing requirements and financial performance.

         In connection with the Change of Control Transactions, Stage II obtained a new factoring and credit facility arranged by Mr. Siskind with The CIT Group/Commercial Services, Inc. (the "Credit Facility") to replace the Prior Credit Facility. See "Recent Developments." The agreements covering the Credit Facility provide for substantially the same terms and conditions as the Prior Credit Facility. Those agreements may be terminated without penalty by the Company on May 31, 2000 or the end of any subsequent contract year upon 60 days notice. As of June 30, 1998, the Company's net direct borrowings under the Credit Facility aggregated $7.0 million.

         The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of June 30, 1998, the Company had no material capital expenditure requirements.

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

                           Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 26, 1998, the Company held its annual meeting of shareholders. All of the incumbent Class I directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below.


                                                 Votes
                                               Votes For                     Withheld
                                              ----------                     --------

                  Richard Siskind              3,728,502                      12,050
                  Robert Greenberg             3,728,502                      12,050
                  Beverly Roseman              3,728,502                      12,050


         The shareholders also approved the Company's 1998 Nonqualified Stock Option Plans at the annual meeting. The number of votes cast on this proposal are set forth below.


                                                         Votes                      Votes
                                Votes For              Withheld                  Abstaining
                               ----------              ---------                 ----------

                               2,457,699                68,500                     15,600


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  None

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated May 11, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         STAGE II APPAREL CORP.



Date:  August 12, 1998                   By: /s/  Michael Hanrahan
                                             ---------------------
                                             Michael Hanrahan
                                             Chief Financial Officer
                                             (Duly Authorized Officer)
                                             (Principal Financial Officer)