Form 10-Q
period 1998-09-30
STAGE II APPAREL CORP
filed 1998-11-12
CIK 811933

================================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED SEPTEMBER 30, 1998     COMMISSION FILE NO. 1-9502


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


         Registrant's telephone number, including area code: (212) 840-0880


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    TITLE OF CLASS                     OUTSTANDING AT OCTOBER 31, 1998

     Common Stock                                  3,903,267

================================================================================

                                STAGE II APPAREL CORP.

                                        INDEX


PART I.  FINANCIAL INFORMATION
PAGE

Condensed Consolidated Balance Sheets - September 30, 1998
  (unaudited) and December 31, 1997                                            2

Condensed Consolidated Statements of Operations - Three Months
  and Nine Months Ended September 30, 1998 and 1997 (unaudited)                3

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
  September 30, 1998 and 1997 (unaudited)                                      4

Notes to Condensed Consolidated Financial Statements                           5

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                    6


PART II.  OTHER INFORMATION                                                   10

                           PART I.  FINANCIAL INFORMATION
                      STAGE II APPAREL CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except per share data)

                                                    SEPT. 30,      DEC. 31,
                                                      1998          1997
                                                   --------       --------
                                                  (UNAUDITED)
ASSETS:
    Cash and cash equivalents                      $  1,354        $   641
    Restricted cash                                     ---            679
    Accounts receivable                                 573            496
    Finished goods inventory                          4,027          2,496
    Prepaid expenses                                    147            214
    Prepaid income taxes and refunds receivable          30             30
                                                   --------       --------
         Total current assets                         6,131          4,556
    Property and equipment, at cost, less
      accumulated depreciation                          112            500
    Marketable securities                             3,012          3,325
    Goodwill, less accumulated amortization and
      impairment of $7,752 at September 30, 1998
       and $7,654 at December 31, 1997,
        respectively                                  1,862          1,960
    Other assets
                                                        508            837
                                                   --------       --------

         TOTAL ASSETS                              $ 11,625       $ 11,178
                                                   ========       ========
LIABILITIES:
    Due to factor                                    $7,214         $4,650
    Accounts payable                                    720            850
    Accrued royalties                                    40             78
    Other current liabilities                            99            273
         Total current liabilities                    8,073          5,851
    Long term liabilities                               ---            ---
                                                   --------       --------

         TOTAL LIABILITIES                            8,073          5,851
                                                   --------       --------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000 shares
      authorized; none issued and outstanding           ---            ---
    Common stock, $.01 par value, 9,000 shares
      authorized; 4,993 shares issued and 3,903
      shares outstanding at September 30, 1998
      and December 31, 1997                              50             50
    Additional paid-in capital                        7,502          7,502
    Retained earnings (deficit)                      (1,698)            97
                                                   --------       --------
                                                      5,854          7,649
    Less treasury stock, at cost; 1,089 shares at
      September 30, 1998 and December 31, 1997       (2,302)        (2,302)
    Allowance for decline in market value of
      securities available for sale                     ---            (20)
                                                   --------       --------
         TOTAL SHAREHOLDERS' EQUITY                   3,552          5,327
                                                   --------       --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 11,625       $ 11,178
                                                   ========       ========

See Notes to Condensed Consolidated Financial Statements.

                      STAGE II APPAREL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       (In thousands, except per share data)

                                    (Unaudited)

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                   ---------------------    --------------------
                                                      1998        1997         1998        1997
                                                   --------     --------    --------     --------
Net sales                                          $  4,130     $  5,718    $  7,638     $ 12,133
Cost of goods sold                                    3,038        4,423       5,694        9,861
                                                   --------     --------    --------     --------

Gross profit                                          1,092        1,295       1,944        2,272
Commission and other income                              96          318         202          513
                                                   --------     --------    --------     --------
                                                      1,188        1,613       2,146        2,785
Selling, general and administrative expenses            765        1,437       2,717        4,859
Loss on lease cancellation                              561          ---         561          ---
                                                   --------     --------    --------     --------

Operating income (loss)                                (138)         176      (1,132)      (2,074)

Other income (expenses):
    Interest income and other expenses                   (9)          73         100          211
    Interest and factoring expenses                    (274)        (321)       (712)        (679)
    Loss on sale of marketable securities               ---          ---         ---         (285)
                                                   --------     --------    --------     --------

Loss from continuing operations before
    income taxes (benefit)                             (421)         (72)     (1,744)      (2,827)
Income taxes (benefit)                                   51          ---          51           (9)
                                                   --------     --------    --------     --------

Loss from continuing operations                        (472)         (72)     (1,795)      (2,818)

Extraordinary item -- gain on extinguishment of debt    ---          205         ---          205

Discontinued operations:
    Gain on disposal of discontinued subsidiary         ---          ---         ---          290
                                                   --------     --------    --------     --------

Net income (loss)                                  $   (472)    $    133    $ (1,795)    $ (2,323)
                                                   ========     ========    ========     ========
Basic and dilutive net loss per common share:
    Income (loss) from continuing operations           (.12)        (.02)       (.46)        (.67)
    Extraordinary item -- extinguishment of debt        ---          .05         ---          .05
    Gain from discontinued operations                   ---          ---         ---          .07
                                                   --------     --------    --------     --------
                                                   $   (.12)    $    .03    $   (.46)    $   (.55)
                                                   ========     ========    ========     ========

Weighted average common shares outstanding            3,903        4,174       3,903        4,187
                                                   ========     ========    ========     ========


See Notes to Condensed Consolidated Financial Statements.

                      STAGE II APPAREL CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (In thousands)
                                     (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            ---------------------
                                                                              1998         1997
                                                                           ---------    ---------
Net cash used in operating activities                                      $  (2,111)   $  (1,862)

INVESTING ACTIVITIES:
    Purchase and sale of property and equipment, net                             ---          (46)
    Sale or redemption of available for sale marketable securities               260        6,219

Net cash provided by investing activities                                        260        6,173
                                                                           ---------    ---------

FINANCING ACTIVITIES:
    Factor financing, net                                                      2,564       (1,976)
    Repayment of notes                                                           ---         (970)
    Purchase of treasury stock                                                   ---         (204)
    Bank financing, net                                                          ---         (434)
                                                                           ---------    ---------

Net cash provided by (used in) financing activities                            2,564       (3,584)
                                                                           ---------    ---------

Effects of exchange rate changes on cash                                         ---          (40)
                                                                           ---------    ---------

Net increase (decrease) in cash                                                  713          687

Cash at beginning of year                                                        641          429
                                                                           ---------    ---------

Cash at end of period                                                      $   1,354    $   1,116
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

    Cash paid for income taxes                                             $      51    $      10
                                                                           =========    =========

    Cash paid for interest, excluding factoring fees                       $     502    $     501
                                                                           =========    =========



See Notes to Condensed Consolidated Financial Statements.

                      STAGE II APPAREL CORP. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    NOTE 1. BASIS OF PRESENTATION -- The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 1998 and its results of operations and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 and are incorporated herein by reference.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of men's and boy's casual apparel, activewear and collection sportswear. The Company markets its apparel primarily to sporting goods and specialty stores, mass merchandisers and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. The Company's products are produced to its specifications by various independent manufacturers in Asia, Africa and Europe. Stage II also acts as purchasing agent for various major retailing customers.

    The Company has historically developed its product lines primarily through the acquisition of exclusive and non-exclusive license rights to nationally recognized brand names for sales of its apparel in the United States. During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for five brand name lines, liquidating its Canadian and Hong Kong subsidiaries and discontinuing its arrangements with a licensee of NBA and NFL brand sportswear. The relinquished lines were replaced with a new exclusive license for the DUNLOP brand late in 1996 and the ADOLFO brand in 1998. Stage II has also increased its emphasis on proprietary and private label sales, including its own TIMBER RUN, PRO TOUR and MAIN EVENT labels.

    In general, the Company's established brand name apparel sells at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements for its brand name apparel. These costs are included in selling, general and administrative ("SG&A") expenses. Difficulties in reducing SG&A expenses and maintaining strong gross profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market contributed to the Company's net losses in 1997, 1996 and 1995 aggregating $9.2 million, $7.0 million and $3.3 million, respectively. These losses included noncash charges for asset writedowns aggregating $5.3 million in 1997 and $1.7 million in 1996. Although the Company reported an additional loss of $1.8 million in the first nine months of 1998, the success of its cost cutting program contributed to a return to profitable operations in the third quarter of 1998 before giving effect to lease cancellation, relocation and other nonrecurring or noncash expenses recognized in the quarter. See "Recent Developments--Office Relocation."

RECENT DEVELOPMENTS

    TURNAROUND STRATEGY. Stage II has financed its losses over the last three years with borrowings under its credit facility that have been reduced from time to time with repatriated earnings of its Hong Kong subsidiary aggregating $9.3 million in 1997, of which $6.0 million was used to repay short term debt, and $3.4 million in 1996, all of which was used for debt reduction. As part of its strategy for returning to profitability, in addition to consolidating its licensing arrangements, reducing the scope of its operations to concentrate on its most successful products and trimming overhead expenses, the Company has tightened its inventory control, improved its sourcing arrangements, added new commission sales personnel and realigned management to focus on its core product lines.

    CHANGE OF CONTROL. To implement its turnaround strategy, Stage II entered into a stock purchase agreement (the "Purchase Agreement") in February 1998 with three of its founders (the "Founders") and Richard Siskind, the principal shareholder and CEO of several companies engaged in various segments of the apparel industry. The transactions contemplated by the Purchase Agreement (the "Change of Control Transactions") were consummated on May 11, 1998 and included the sale to Mr. Siskind of approximately 1.9 million shares of the Company's common stock ("Common Stock") held by the Founders (the "Control Shares") in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of 1.5 million Control Shares from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders

Options"). The Control Shares represent 48.7% of the Common Stock outstanding as of the date of this Report. In July 1998, Founder Options for 1.35 million Control Shares were acquired from the Founders by Jon Siskind, an officer and director of the Company.

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

    OFFICE RELOCATION. In July 1998, Stage II obtained a cancellation of its office lease at 350 Fifth Avenue in New York City and relocated its administrative and sales offices to 1385 Broadway, New York, New York. The cancelled lease covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. In the absence of the cancellation, the Company's estimated future obligations under the lease would have aggregated approximately $4 million. The lease cancellation was effective as of July 15, 1998, subject to payment of a $325,000 cancellation fee in four installments through October 1, 1998. These fees and related relocation costs aggregating $561,000 were recognized in the third quarter of 1998, contributing to the Company's reported net loss for the quarter. The new lease arrangements cover 3,000 square feet through 2003 at a total annual cost of approximately $80,000. This represents an annual savings to the Company over $330,000 and positions Stage II for an anticipated return to profitability in 1999.

    NEW ADOLFO LICENSE. In August 1998, the Company added exclusive ADOLFO licenses for two separate apparel lines. The first includes mens activewear and leisure lifestyle apparel. The second features an upscale collection of mens knitwear, sweaters and woven shirts. Both lines will be targeted for department, sporting goods and specialty stores. The licenses run for three-year terms with extension rights through December 2009. The ADOLFO Collection marks the Company's initial success in trading up to more upscale brands identified with higher quality markets, while the activewear license provides an opportunity to expand recognition for this brand within the Company's existing customer base. Stage II expects to allocate substantial resources to build the new lines and believes the favorable terms of the license, coupled with the other components of its turnaround strategy, will contribute to the planned rebuilding of its core business. Sales of the new ADOLFO lines will start for the Spring season, adding to the Company's revenue base beginning in the first quarter of 1999.

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

                                QUARTERLY NET SALES
                                   (IN THOUSANDS)

                 FIRST      SECOND      THIRD      FOURTH
                QUARTER     QUARTER    QUARTER     QUARTER     TOTAL
               --------    --------   --------    --------    --------

1998               $  1,855    $ 1,653    $  4,130    $    ---    $    ---
1997                  4,067      2,348       5,718       4,414      16,547
1996                  8,437      5,693      10,397       8,901      33,428


    QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997. Net sales of $4.1 million for the third quarter of 1998 decreased by 27.8% from $5.7 million in the corresponding quarter of 1997. The decrease primarily reflects the termination of unprofitable apparel divisions as part of the planned reduction in the scope of operations, as well as the elimination of lower margin customer accounts with a longer term view of strengthening gross profits.

    Cost of goods sold as a percentage of sales decreased to 73.6% in the third quarter of 1998 compared to 77.4% in the same quarter last year. The decrease reflects improved arrangements with new manufacturing sources, higher gross profit margins on the Company's revamped apparel lines, greater concentration on core customer accounts and tighter inventory controls.

    Commission and other income decreased by $222,000 or 69.8% during the third quarter of 1998 compared to the corresponding prior quarter, reflecting a reduction in the Company's sales agency business.

    SG&A expenses of $765,000 for the third quarter of 1998 decreased by 46.8% compared to $1.4 million for the corresponding quarter least year, primarily attributable to a reduction in variable costs associated with lower sales volumes and a cost cutting plan adopted as part of the Company's redirection of its business.. SG&A expenses for the current quarter include various nonrecurring items and a noncash writedown of accounts receivable totaling $145,000 and $64,000, respectively. Before accounting for these items, SG&A expenses as a percentage of sales decreased to 13.5% compared to 25.1% in the third quarter of 1997. The Company anticipates a continuation in this trend as a result of an estimated $330,000 in annual savings from its office relocation in July 1998 and other cost cutting measures adopted by new management following the Change of Control Transactions,.

    Stage II recognized a loss on lease cancellation totaling $561,000 in the third quarter of 1998 resulting from a cancellation fee for the termination of its prior office lease and related relocation expenses. The Company expects to achieve long term benefits more than offsetting these nonrecurring expenses from substantial saving over the term of its new office lease. See "Recent Developments--Office Relocation."

    Interest and factoring expenses aggregated $274,000 or 6.6% of sales in the third quarter of 1998 compared to $321,000 or 5.6% of sales in the corresponding quarter last year. The increase reflects higher borrowing levels in the current period. See "Liquidity and Capital Resources" below.

    The Company recognized a net loss of $472,000 or $.12 per share based on 3,903,000 average common shares outstanding in the third quarter of 1998, compared to net income of $133,000 or $.03 per share based on 4,174,000 average common shares outstanding in the corresponding quarter of 1997, reflecting the foregoing trends. Operating results for the third quarter of 1998 were adversely affected by lease cancellation and relocation costs of $561,000 and various nonrecurring or noncash SG&A expenses aggregating $209,000 recognized in the quarter and were aided in the 1997 interim period by an extraordinary gain of $205,000 on the extinguishment of debt in connection with a litigation settlement.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997. Net sales of $7.6 million for the nine months ended September 30, 1998 decreased by 37.0% from $12.1 million in the corresponding period in 1997. The decrease primarily reflects the termination of unprofitable apparel divisions as part of the planned reduction in the scope of operations, as well as the elimination of lower margin customer accounts with a longer term view of strengthening gross profits. The decline in net sales for the interim period in 1998 was also influenced by temporary disruptions in the Company's factoring arrangements in connection with the Change of Control Transactions. See "Recent Developments."

    Cost of goods sold as a percentage of sales decreased to 74.5% in the first nine months of 1998 compared to 81.3% in the same period last year. The decrease reflects improved arrangements with new manufacturing sources, higher gross profit margins on the Company's revamped apparel lines, greater concentration on core customer accounts and tighter inventory controls.

    Commission and other income decreased by $311,000 or 60.6% during the first nine months of 1998 compared to the corresponding prior period, reflecting a decline in the Company's sales agency business.

    SG&A expenses of $2.7 million for the first nine months of 1998 decreased by 44.1% compared to $4.9 million for the corresponding period in 1997, primarily from a reduction in variable costs associated with lower sales volumes and a cost reduction plan adopted as part of the Company's redirection of its business. SG&A expenses as a percentage of sales increased to 35.6% for the first nine months of 1998 compared to 40.0% in the corresponding prior period, reflecting the Company's ability to reduce fixed SG&A expenses at a greater rate than the decline in sales.

    Stage II recognized a loss on lease cancellation totaling $561,000 in the third quarter of 1998 resulting from a cancellation fee for the termination of its prior office lease and related relocation expenses. The Company expects to achieve long term benefits more than offsetting these nonrecurring expenses from substantial saving over the term of its new office lease. See "Recent Developments--Office Relocation."

    Interest and factoring expenses aggregated $712,000 or 9.3% of sales in the nine months of 1998 compared to $679,000 or 5.6% of sales in the corresponding quarter last year. The increase reflects higher borrowing levels and nonrecurring refinancing costs. See "Liquidity and Capital Resources" below.

    The Company recognized net losses of $1.8 million or $.46 per share based on 3,903,000 average common shares outstanding in the first nine months of 1998 and $2.3 million or $.55 per share based on 4,187,000 average common shares outstanding in the corresponding period in 1997, reflecting the foregoing trends.

    The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. Net cash used by Stage II's operating activities during the first nine months of 1998 aggregated $2.1 million. Primarily as a result of factor financing aggregating $2.6 million, the Company's cash position increased from $.6 million at December 31, 1997 to $1.4 million at September 30, 1998.

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

    In connection with the Change of Control Transactions, Stage II obtained a new factoring and credit facility arranged by Mr. Siskind with The CIT Group/Commercial Services, Inc. (the "Credit Facility") to replace the Prior Credit Facility. See "Recent Developments." The agreements covering the Credit Facility provide for substantially the same terms and conditions as the Prior Credit Facility. Those agreements may be terminated without penalty by the Company on May 31, 2000 or the end of any subsequent contract year upon 60 days notice. As of September 30, 1998, the Company's net direct borrowings under the Credit Facility aggregated $7.2 million.

    The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of September 30, 1998, the Company had no material capital expenditure requirements.

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

                            PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.  None

    (b) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K dated July 15, 1998.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STAGE II APPAREL CORP.


Date:  November 11, 1998               By: /s/ Richard Siskind
                                     ------------------------
                                        Richard Siskind
                                      Chief Executive Officer