Form 10-K405
period 1998-12-31
STAGE II APPAREL CORP
filed 1999-03-30
CIK 811933

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998           Commission File No. 1-9502

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

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

As of March 25, 1999, 3,903,267 shares of Common Stock were outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $3,959,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                    PART I

Item 1. Business

Introduction

      General. Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of casual apparel, activewear and collection sportswear for men and boys. The Company markets its apparel to sporting goods, specialty and department stores, mass merchandisers and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. During the last three years, the Company has streamlined its operations to focus on its most popular lines and has increased reliance on its proprietary labels. The Company's products are produced to its specifications by various independent manufacturers in Asia, Africa and Europe. Stage II also acts as purchasing agent for various major retailing customers.

      Market Position. The Company believes it is a recognized supplier in its market segment. This assessment is based on factors including merchandiser recognition of the Company's licensed and proprietary brand names, its apparel sales penetration in major chain stores and the fragmented nature of the industry. During 1998, the Company had over 500 customers.

      Market Sector. Stage II has specialized in casual apparel and activewear primarily for men and boys since its inception in 1980. The Company's products offer customers a wide selection of apparel styles, fabrics and colors for leisure and sports activities and are sold at "popular" and "moderate to better" prices.

      Market Innovation. Stage II launched an innovative business-to-business website on the Internet in March 1999 for sales of its licensed brandname apparel lines to retailers in the United States and worldwide sales of its proprietary lines. The facility is expected to enhance the Company's visibility to the trade and provide a convenient sourcing tool to its customers. It could also reduce Stage II's dependence on commissioned salesmen, resulting in higher gross profit margins. The website is expected to begin adding to the Company's revenues in the second quarter of 1999. See "Marketing."

      Product Innovation. In March 1999, Stage II agreed to acquire the Cross Colours trademark, a pioneer brand in the early development of young men's urban fashion. The brand was launched in 1989 and achieved rapid success in the early 1990s by creating a fresh new urban look in the young men's fashion forward market. The Company plans to develop its own lines of Cross Colours streetwear internally and license a wide variety of retail items externally to expand the availability of these products in mainstream market segments. See "Products--Cross Colours Trademark" below.

Redirection of Business

      Recurring Losses. In systematically reducing the scope of its business to focus on its most popular apparel lines, the Company has experienced difficulties in maintaining strong gross profit margins and cutting fixed costs. This has resulted in substantial losses over the last five years, particularly between 1995 and 1997. See "Management's Discussion and Analysis of Financial Position and Results of Operations." In response to these developments, the Company implemented a number of strategic changes in 1998 to reverse the decline in its business. These efforts were undertaken with a view to increasing shareholder values by bringing in a new management team, cutting expenses and adding new apparel lines to the Company's reduced asset base.

      Change of Control. In May 1998, Stage II and three of its founders (the "Founders") completed the transactions (the "Change of Control Transactions") contemplated by a Stock Purchase Agreement with Richard Siskind, the principal shareholder and CEO of several companies engaged in various segments of the apparel industry. The Change of Control Transactions included the sale to Mr. Siskind of 1.9 million shares (the "Control Shares") of the Company's common stock ("SA Common Stock") held by the Founders, representing 48.7% of the

SA Common Stock outstanding as of the date of this Report. In consideration for the Control Shares, Mr. Siskind arranged for the Founders' release from their guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of 1.5 million shares of SA Common Stock from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options"). Later in the year, Founder Options for 1.35 million Control Shares were acquired from the Founders by Jon Siskind, an officer and director of the Company.

      Other Change of Control Transactions. In addition to the sale of the Control Shares, the Change of Control Transactions included (i) the Company's issuance to Mr. Siskind of options to purchase up to 1.5 million shares of SA Common Stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised, (ii) the reconstitution of the Company's board of directors with designees of Mr. Siskind, (iii) the addition of a new management team headed by Mr. Siskind and (iv) the arrangement by Mr. Siskind of a new credit facility for the Company. In lieu of a market rate salary, Mr. Siskind also received options to purchase 900,000 shares of SA Common Stock at $.75 per share. The Company believes Mr. Siskind's experience, industry contacts and successful track record will enable Stage II to complete the turnaround started by its prior management.

Products

      General. The Company's product mix was historically based on the perception that retail customers preferred quality brand name apparel over comparable proprietary or private label products. Stage II implemented this strategy by acquiring U.S. license rights to nationally recognized brand names, expanding its product lines to accommodate as many as sixteen brand name licenses by 1993. Over the past few years, in response to increased demand for more moderately priced activewear for men and boys, the Company has consolidated its branded apparel lines to concentrate on its most popular licenses. Stage II has also placed greater emphasis on its own proprietary labels, primarily Timber Run and, commencing in 1999, Cross Colours.

      Brand Name Licenses. During the course of its license acquisition program, the Company has added and thereafter discontinued various brand name licenses in favor of more advantageous arrangements for its current brand name and proprietary lines. In 1998, Stage II made arrangements for relinquishing its Dunlop license, with sales to continue through the end of 1999. During 1997, the Company also terminated its license for the Spalding brand, ended its manufacturing arrangements with a non-exclusive licensee of the NBA and NFL and liquidated its Canadian subsidiary, Woody Sports Apparel, Inc. ("Woody Sports"), which held Canadian activewear licenses from various sports associations. See "Management's Discussion and Analysis of Financial Position and Results of Operations--Discontinued Operations."

      New Adolfo License. In August 1998, the Company added exclusive Adolfo licenses for two separate apparel lines. The first includes mens activewear and leisure lifestyle apparel. The second features an upscale collection of mens knitwear, sweaters and woven shirts. Both lines are targeted for department, sporting goods and specialty stores. The licenses run for three-year terms with extension rights through December 2009. The Adolfo Collection marks the Company's initial success in trading up to more upscale brands identified with higher quality markets, while the activewear license provides an opportunity to expand recognition for this brand within the Company's existing customer base. Stage II expects to allocate substantial resources to build the new lines and believes the favorable terms of the license, coupled with the other components of its turnaround strategy, will contribute to the planned rebuilding of its core business. Sales of the new Adolfo lines will start for the Spring season, adding to the Company's revenue base beginning in the first quarter of 1999.

      Licensed Brand Name Apparel Sales. The Company's licensed brand name apparel generally sells at a higher price and with greater gross profit margins than its comparable private and proprietary label apparel. During 1998, 1997 and 1996, sales of brand name apparel accounted for approximately 46%, 60% and 71%, respectively, of the Company's net sales. The historical reduction in licensed brand name apparel as a percentage of product mix reflects an increased reliance on proprietary labels in response to greater demand for more moderately priced men's and boys' activewear. The Company's new management team plans to reverse this trend by adding apparel lines that retain the advantages of brand name recognition without the high costs associated with Stage II's prior licenses.

      License Agreements. The Company's current license agreements require it to make minimum annual royalty payments ranging from approximately $50,000 to $75,000. These thresholds generally increase for each successive license year. The license agreements also provide the licensor with a right of termination if the Company defaults on these obligations or fails to maintain quality control. Stage II is in compliance with the terms of each of its license agreements. The agreements run for various periods and are generally renewable. Prior to expiration of a profitable license, Stage II is usually able to obtain renewals or replacements on comparable terms.

      In 1998, the Company's Dunlop line accounted for over 10% of net sales. This line will be replaced by the Company's new Adolfo lines in 1999. The Company's Spalding line accounted for over 10% of its net sales in 1997, and its Spalding and Coleman lines each accounted for over 10% of net sales in 1996. The license agreements with Spalding and Coleman were terminated by mutual consent in 1997 and 1996, respectively. During the last two years, Stage II also increased emphasis on its own Timber Run label, which accounted for approximately 25% and 15% of its net sales in 1998 and 1997, respectively.

      Cross Colours Trademark. In March 1999, Stage II agreed to purchase the Cross Colours trademark from a group including one of the Company's outside directors in exchange for 200,000 shares of SA Common Stock. The Company plans to leverage the brand's strong association with the early development of young men's urban streetwear to capitalize on the growing popularity of this style in young men's fashion. The Company's strategy is to develop its own lines of Cross Colours products internally and license a wide variety of retail items to expand the availability of lifestyle urban streetwear under this brand to a wider audience, targeting mass merchandisers at price points below fashion forward levels. The Company's planned licensing business will focus on kids' and juniors' activewear, footwear, accessories and home products. The Cross Colours licensing campaign is expected to begin in the second quarter of 1999.

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

      Marketing Vehicles. Stage II sells its products through a sales force consisting of five sales employees and nine sales agents located in New York City and other domestic locations. The Company advertises its brand name products through its catalogs distributed each season and magazines including Discount Stores News, a trade periodical, and the Daily News Record. The Company also displays its merchandise in showrooms at its New York City headquarters. In addition, Stage II exhibits its apparel at the semi-annual trade shows produced by the Men's Apparel Guild (MAGIC), a major men's and boys' apparel show, and other trade shows, including the Atlanta Super Show and the BATMAN's show for big and tall men's apparel.

      Internet Sales. In March 1999, the Company launched its new website (Stageii.com) for transactions over the Internet between Stage II and retailers. The website is designed to bring the Company's showroom to apparel retailers of all sizes anywhere in the world. It covers the Company's entire product lines and is periodically updated to add new designs as they are introduced. As a result, for the first time, the Company's "new look" items can be conveniently accessed at any time through E-commerce, potentially changing the way many retailers will do business.

      Recognizing the impact of the Internet as a marketing tool in a business-to-business environment, Stage II developed its new website specifically for reaching out to its current and potential customer base, including smaller retailers whose limited resources would otherwise restrict their access to key apparel manufacturers. The Company believes the introduction of its innovative website may eliminate this disadvantage, allowing retailers of any size to gain instantaneous contact with Stage II to review the showroom and immediately order current merchandise from inventory on a real-time basis. As a result, the website gives the smaller retailer the same access to the Company's latest apparel lines as the major nationwide retail chains. This not only eliminates costly product review trips by customers but may also reduce the Company's marketing expenses.

      The Company designed its website to be user friendly and convenient for browsing throughout the Company's entire on-line showroom. Having identified a customer need, the Company believes its website provides the solution for the many retailers who can now buy apparel simply and directly through the Internet on an "as needed" basis for new orders and reorders. Through its commitment to helping its customers succeed, the Company has sought to add another major component to its turnaround strategy.

      Customers. In 1998, the Company's products were sold to over 500 customers operating national and regional chains of sporting goods, specialty and department stores, mass merchandisers and wholesale membership clubs throughout the United States, Canada and Mexico. The Company's ten largest customers during 1998 (measured by sales) were Ames Department Stores, Pamida, Academy, United Merchandising, Modecraft Fashions, Wal-Mart Stores, Value City, Ann & Hope, Mercantile Stores and General Textiles. Approximately 52% of the Company's 1998 net sales were made to these customers, of which Wal-Mart Stores, Inc. and Ames Department Stores, Inc. accounted for approximately 4% and 16%, respectively, compared to 1997 levels of 13% and 14%, respectively.

      Distribution. The Company's brand name and proprietary label products are generally prepacked at the manufacturing site into cartons, shipped to an East Coast warehouse and then shipped directly to the customer without repacking. Products sold under retailers' own private labels are shipped directly to the retailer.

Manufacturing

      Manufacturing Sources. Stage II does not own or operate any manufacturing facilities. The Company's products are manufactured in accordance with its designs, specifications and production schedules by approximately 50 independent manufacturers located in over 16 countries in Asia, Africa and Europe. Stage II determines its manufacturing requirements based on customer orders placed or indicated approximately six months prior to shipment. Manufacturing is then arranged on an order-by-order basis.

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

Sales Agency Operations

      Historically, the Company's Hong Kong subsidiary, Stage II Apparel Corp. of Hong Kong, Ltd. ("Stage II HK"), provided sales agency services to Stage II and acted as purchasing agent to certain major retailing customers of the Company. These functions included monitoring the production and quality control of garments manufactured for the Company in various foreign locations, inspecting production facilities and evaluating potential future suppliers. Stage II HK also assisted the Company's manufacturers in locating and purchasing manufacturing machinery and raw materials when necessary to ensure timely delivery of finished products to meet the Company's manufacturing orders. The operations of Stage II HK were wound down during the fourth quarter of 1997, with its monitoring functions being replaced by outside contractors as part of the Company's cost cutting measures. Its sales agency business is currently conducted directly by the Company.

      During 1998, Stage II acted as purchasing agent for approximately $2.4 million of apparel for third parties. These amounts are not included as net sales of the Company. Instead, the fees for these services are reflected as commission income. Information on the amounts of net sales and commission income, operating profit and identifiable assets attributable to the Company's operations in the United States and abroad is set forth in Note 2 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

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

Backlog

      The Company's backlog of orders for garments at March 26, 1999 totaled approximately $3.8 million, including 1999 sales through that date, representing a decrease of $6.2 million from the comparable backlog of approximately $10 million at March 19, 1998, including sales through that date. Substantially all of the orders at March 26, 1999 are scheduled for delivery by the end of the year. Backlog represents orders placed by customers that are not yet due for shipment. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Cancellations, rejections and returns can reduce the amount of net sales resulting from the backlog of orders. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful or indicative of subsequent actual shipments.

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

Employees

      As of December 31, 1998, the Company had 20 employees. None of the Company's employees are represented by a union. Stage II considers its working relationships with employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

Item 2. Properties

New York Office Headquarters

      In July 1998, Stage II obtained a cancellation of its office lease at 350 Fifth Avenue in New York City and relocated its administrative and sales offices to 1385 Broadway, New York, New York. The cancelled lease covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. In the absence of the cancellation, the Company's estimated future obligations under the lease would have aggregated approximately $4 million. The lease cancellation required a fee of $325,000 and was effective as of July 15, 1998. The fee and related relocation costs and writeoffs of leasehold improvements aggregated $561,000 and were recognized in the third quarter of 1998. The new lease arrangements cover 3,000 square feet through 2003 at a total annual cost of approximately $80,000. This represents an annual savings to the Company over $330,000.

Distribution Facilities

      During 1998, the Company distributed substantially all of its finished garments in the United States from a public distribution facility located in the New York metropolitan area, leased on a month-to-month basis. In 1998, and 1997, the Company's aggregate warehouse and distribution costs were approximately $140,000 and $164,000, respectively.

Item 3. Legal Proceedings

      The Company is a party to several legal proceedings incidental to its business, none of which is considered to be material to its financial position, results of operations or liquidity.

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

                                                     Market Prices
                                                  --------------------
         1997:                                      High         Low
                                                  --------   ---------
         First quarter..........................  $ 2 1/8    $ 1 7/16
         Second quarter.........................    1 5/16     1 3/16
         Third quarter..........................    3            1/2
         Fourth Quarter.........................    2 1/16      13/16

         1998:

         First quarter..........................  $ 2 1/16   $   5/8
         Second quarter.........................    1            1/2
         Third quarter..........................    1 3/4        9/16
         Fourth quarter.........................    1 3/8       13/16

         1999:

         First quarter..........................  $ 3 13/16  $   7/8

Security Holders

      As of February 28, 1999, there were 119 holders of record of the SA Common Stock. Stage II estimates that there are at least 750 beneficial owners of SA Common Stock.

Dividends

       The Company has not paid any dividends on the SA Common Stock since 1994 and does not expect to consider reinstituting dividend payments in the foreseeable future.

Item 6. Selected Financial Data

      The following table presents selected financial data of Stage II at and for the year ended December 31 in each of the five years through 1998. The selected financial data presented below has been derived from the Company's audited consolidated financial statements, which have been restated for 1994 and 1995 to account for the operations of the Company's Canadian subsidiary as discontinued operations in view of the Company's decision in 1996 to dispose of its interest in the subsidiary. For each of the three years through December 31, 1998, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

                    STAGE II APPAREL CORP. AND SUBSIDIARIES

                   (In thousands, except per share amounts)

                                                                         Year Ended December 31,
                                                     --------------------------------------------------------------
                                                        1998         1997         1996         1995         1994
                                                     ---------    ---------     --------     --------     ---------
Income Statement Data:
Net sales........................................    $   9,867    $  16,547     $ 33,428     $ 60,177     $  59,560
Cost of goods sold...............................        7,859       14,234       28,016       48,357        46,778
                                                     ---------    ---------     --------     --------     ---------
   Gross profit..................................        2,008        2,313        5,412       11,820        12,782
Commission and other income......................          251          442          678        1,599           853
                                                     ---------    ---------    ---------     --------     ---------
                                                         2,259        2,755        6,090       13,419        13,635
Selling, general and administrative expenses.....        3,391        6,083        9,195       13,341        13,059
Loss on lease cancellation ......................          561          ---          ---          ---           ---
Impairment of prepaid salary and non-compete.....          ---          255          512          ---           ---
Impairment of goodwill...........................          ---        5,029          ---          ---           ---
Loss on sale of securities.......................          ---          285          ---          ---           ---
Loss (gain) on settlement of litigation .........          ---         (249)         (13)         577           ---
                                                     ---------    ---------    ---------     --------     ---------
   Operating profit (loss).......................       (1,693)      (8,648)      (3,604)        (499)          576
Interest expense, net............................          544          690        1,588        2,421         1,818
   Loss from continuing operations
     before income taxes (benefit)...............       (2,237)      (9,338)      (5,192)      (2,920)       (1,242)
Income taxes (benefit)...........................           81           74          (33)        (342)         (438)
                                                     ---------    ---------    ---------     --------     ---------
   Loss from continuing operations...............       (2,318)      (9,412)      (5,159)      (2,578)         (804)
                                                     ---------    ---------    ---------     --------     ---------
Discontinued operations:
   Loss from discontinued operations.............          ---          ---         (324)         (684)         (61)
   Gain (loss) on disposal of discontinued
     operations..................................          ---          163       (1,479)         ---           ---
                                                     ---------    ---------    ---------     --------     ---------
                                                           ---          163       (1,803)        (684)          (61)
                                                     ---------    ---------    ---------     --------     ---------
Net loss.........................................    $  (2,318)   $  (9,249)   $  (6,962)    $ (3,262)    $    (865)
                                                     =========    =========    =========     ========     =========
Net loss per common share:
   Loss from continuing operations...............    $    (.59)   $   (2.28)    $  (1.23)    $   (.60)    $    (.19)
   Income (loss) from discontinued operations....          ---          .04         (.43)        (.18)         (.02)
                                                     ---------    ---------    ---------     --------     ---------
                                                     $    (.59)   $   (2.24)   $   (1.66)    $   (.78)    $    (.21)
                                                     ==========   =========    =========     ========     =========
Weighted average common shares outstanding.......        3,904        4,128        4,196        4,195         4,161
                                                     ==========   =========    =========     ========     =========

                                                                           As of December 31,
                                                     --------------------------------------------------------------
                                                        1998         1997         1996         1995         1994
                                                     ---------    ---------     --------     --------     ---------
Summary Balance Sheet Data:
   Total assets..................................    $   6,800    $  11,178     $ 25,809     $ 39,536     $  41,126
   Due to factor.................................        2,331        4,650        7,174       11,658         9,630
   Long term debt, excluding current portion ....          ---          ---          699        1,295         1,465
   Shareholders' equity..........................        3,031        5,327       14,390       21,678        24,414

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company has historically developed its product lines primarily through the acquisition of license rights to nationally recognized brand names for sales of its apparel in the United States. During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for six brand name lines, liquidating its Canadian and Hong Kong subsidiaries and discontinuing its arrangements with a licensee of NBA and NFL brand sportswear. The relinquished lines have been replaced with a new exclusive license for the Adolfo brand in 1998 and an increased emphasis on the Company's own proprietary labels, primarily Timber Run and, commencing in 1999, the Cross Colours trademark.

      In general, the Company's licensed brand name apparel sells at a higher price and with greater gross profit margins than comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements. These costs are included in selling, general and administrative ("SG&A") expenses. The Company's new management team plans to add apparel lines that retain the advantages of brand name recognition without the high costs associated with Stage II's prior licenses.

      Difficulties in reducing SG&A expenses and maintaining strong gross profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market contributed to the Company's net losses in 1997 and 1996 aggregating $9.2 million and $7.0 million, respectively. These losses included noncash charges for asset writedowns aggregating $5.3 million in 1997 and $1.7 million in 1996. Although the Company reported an additional loss of $2.3 million in 1998, the success of its cost cutting program by new management contributed to a return to profitable operations in the last two quarters of the year before giving effect to lease cancellation and relocation expenses of $561,000, writeoffs of accounts receivable and other noncash or nonrecurring items adding $209,000 to SG&A expenses in the third quarter and $560,000 in the fourth quarter of 1998. See "Recent Developments--Office Relocation."

Recent Developments

      Turnaround Strategy. Stage II has financed its losses over the last three years with borrowings under its credit facility. This short term debt was reduced from time to time primarily with repatriated earnings of Stage II HK aggregating $9.4 million in 1997, of which $6.0 million was used to repay debt, and $3.4 million in 1996, all of which was used for debt reduction. As part of its strategy for returning to profitability, in addition to changing its licensing arrangements, reducing the scope of its operations to concentrate on its most successful products and cutting overhead expenses, the Company has tightened its inventory control, improved its sourcing arrangements, added new sales personnel and realigned management to focus on its core product lines.

      Change of Control. To implement its turnaround strategy, Stage II completed the Change of Control Transactions in May 1998 with the Founders and Richard Siskind. See "Business--Redirection of Business." The Change of Control Transactions included the sale to Mr. Siskind of approximately 1.9 million Control Shares held by the Founders in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of Founders Options to reacquire a total of 1.5 million Control Shares from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share. The Control Shares represent 48.7% of the Common Stock outstanding as of the date of this Report. In July 1998, Founder Options for 1.35 million Control Shares were acquired from the Founders by Jon Siskind, an officer and director of the Company.

      Office Relocation. In July 1998, Stage II obtained a cancellation of its office lease at 350 Fifth Avenue in New York City and relocated its administrative and sales offices to 1385 Broadway, New York, New York. The cancelled lease covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. In the absence of the cancellation, the Company's estimated future obligations under the lease would have aggregated approximately $4 million. The lease cancellation required a fee of $325,000 and was effective as of July 15, 1998. The fee and related relocation costs and writeoffs of leasehold improvements aggregated $561,000 and were recognized in the third quarter of 1998, contributing to the Company's reported net loss for the quarter. The new lease arrangements cover 3,000 square feet through 2003 at a total annual cost of approximately $80,000. This represents an annual savings to the Company over $330,000 and positions Stage II for an anticipated return to profitability in 1999.

      Internet Sales. In March 1999, Stage II launched a website on the Internet for sales of its branded and proprietary apparel lines to retailers in the United States. Over time, the facility is expected to enhance the Company's visibility to the trade and provide a convenient sourcing tool to its customers. If successful, it could also reduce the Company's dependence on commissioned salesmen, resulting in higher gross profit margins. The website is expected to begin adding to the Company's revenues in the second quarter of 1999.

Discontinued Operations

      During the third quarter of 1996, the Company finalized its plan to liquidate the operations of Woody Sports and provided for a loss on disposal of $1.5 million, comprised of a provision of $326,000 for operating losses during the phase-out period, a noncash impairment charge of $1.1 million against goodwill of the subsidiary and a $100,000 charge against prepaid salaries. The Company's consolidated statement of operations for the year ended December 31, 1996 presents the operations of Woody Sports as discontinued operations in view of the Company's decision to dispose of its interest in the subsidiary. The liquidation of Woody Sports was completed in the third quarter of 1997.

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

                               Quarterly Net Sales
                                 (In thousands)

                        First      Second       Third      Fourth
                       Quarter     Quarter     Quarter     Quarter      Total
                       -------     -------     -------     -------      -----

1998.................. $ 1,855     $ 1,653     $ 4,130     $ 2,229     $ 9,867
1997..................   4,067       2,348       5,718       4,414      16,547
1996..................   8,437       5,693      10,397       8,901      33,428

      The following tables present the Company's gross profit from continuing operations, income (loss) from continuing operations and income (loss) per share from continuing operations on a quarterly basis during the last three years. The reduction in gross profit from continuing operations in the fourth quarters of 1998 and 1997 reflects the sell off of discontinued lines and an increase in inventory markdowns. Amounts may not add across due to rounding.

                Quarterly Gross Profit from Continuing Operations
                                 (In thousands)

                         First      Second       Third      Fourth
                        Quarter     Quarter     Quarter     Quarter      Total
                        -------     -------     -------     -------      -----

1998................... $  418      $  434      $1,092      $   64      $2,008
1997...................    677         300       1,295          41       2,313
1996...................  1,647         811       2,126         828       5,412

               Quarterly Income (Loss) from Continuing Operations
                                 (In thousands)

                         First      Second       Third      Fourth
                        Quarter     Quarter     Quarter     Quarter      Total
                        -------     -------     -------     -------      -----

1998................... $ (692)     $ (632)     $ (472)     $ (522)     $(2,318)
1997................... (1,068)     (1,678)        133      (6,799)      (9,412)
1996................... (1,377)     (2,489)         12      (1,305)      (5,159)

          Quarterly Income (Loss) Per Share from Continuing Operations

                         First      Second       Third      Fourth
                        Quarter     Quarter     Quarter     Quarter      Total
                        -------     -------     -------     -------      -----

1998................... $ (.18)     $ (.16)     $ (.12)     $ (.13)     $ (.59)
1997...................   (.26)       (.40)        .03       (1.66)      (2.28)
1996...................   (.33)       (.59)        .00        (.31)      (1.23)


      1998 and 1997. Net sales of $9.9 million in 1998 decreased by 40.4% from $16.5 million from continuing operations in 1997. The decrease primarily reflects the termination of unprofitable apparel divisions as part of the planned reduction in the scope of operations, as well as the elimination of lower margin customer accounts with a longer term view of strengthening gross profit margins. The decline was also influenced in the first half of 1998 by temporary disruptions in the Company's factoring arrangements in connection with the Change of Control Transactions. See "Recent Developments" above.

      Cost of goods sold as a percentage of sales decreased to 79.6% in 1998 compared to 86.0% in 1997. The decrease reflects improved arrangements with new manufacturing sources, higher gross profit margins on the Company's revamped apparel lines, greater concentration on core customer accounts and tighter inventory controls.

      Commission and other income of $251,000 during 1998 decreased by 43.2% from $442,000 in 1997, reflecting a reduction in the Company's sales agency business in connection with the termination of its Hong Kong subsidiary.

      SG&A expenses of $3.4 million in 1998 decreased by 44.3% compared to $6.1 million in 1997, primarily attributable to a reduction in variable costs associated with lower sales volumes and a cost cutting plan adopted as part of the Company's redirection of its business. SG&A expenses for 1998 include various nonrecurring or noncash items, primarily writedowns of accounts receivable, totaling $769,000. Before accounting for these items, SG&A expenses as a percentage of sales decreased to 34.3% compared to 36.8% in 1997. The Company anticipates a continuation in this trend as a result of an estimated $330,000 in annual savings from its office relocation in July 1998 and other cost cutting measures adopted by new management following the Change of Control Transactions.

      Stage II recognized a loss on lease cancellation totaling $561,000 in the third quarter of 1998 resulting from a cancellation fee for the termination of its prior office lease and related relocation expenses and writeoffs of leasehold improvements. The Company expects to achieve long term benefits more than offsetting these nonrecurring expenses from substantial saving over the term of its new office lease. See "Recent Developments--Office Relocation" above.

      Interest and factoring expenses aggregated $892,000 or 9.1% of sales in 1998 compared to $932,000 or 5.6% of sales in 1997. The decrease reflects lower factoring expenses from more favorable factoring arrangements and a reduction in amount of factored receivables during 1998. See "Liquidity and Capital Resources" below.

      The Company recognized a net loss of $2.3 million or $.59 per share based on 3,904,000 average common shares outstanding in 1998, compared to a net loss from continuing operations of $9.4 million in 1997 or $2.28 per share, after accounting for the disposal of the Company's discontinued subsidiary, based on 4,128,000 average common shares outstanding, reflecting the foregoing trends. Operating results for 1998 were adversely affected by lease cancellation and related relocation costs and writeoffs of leasehold improvements aggregating $561,000 and various nonrecurring or noncash items, primarily writedowns of accounts receivable, adding $769,000 to SG&A expenses for the year.

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

       SG&A expenses for 1997 decreased by 33.8% to $6.1 million compared to $9.2 million for 1996, primarily from a reduction in variable costs associated with lower sales volumes. SG&A expenses as a percentage of sales increased to 36.8% for 1997 compared to 27.5 % in 1996, reflecting a faster decline in sales than the Company's ability to reduce SG&A expenses.

      Interest and factoring expenses decreased by $1.4 million or 60.1% for 1997 compared to 1996. The decrease resulted from a reduction of current debt with repatriated earnings of Stage II HK and from a decline in volume of factored receivables. During 1997, the Company realized interest income of $242,000 and recognized a loss of $285,000 on the sale of marketable securities.

      The Company recognized noncash impairment charges aggregating $5.3 million at December 31, 1997, reflecting a $5.0 million writedown of goodwill attributable to prior acquisitions and a $255,000 writedown of a former officer's prepaid salary and non-compete covenant. In 1997, the Company also recognized a $249,000 gain relating to a litigation settlement. In 1996, the Company recognized noncash charges of $1.2 million against the carrying value of its Canadian subsidiary's assets and prepaid salaries plus $512,000 for writedowns of a former officer's prepaid salary and non-compete covenant. See "Asset Writedowns" and "Discontinued Operations" above.

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

Liquidity and Capital Resources

      Liquidity. Net cash used by Stage II's operating activities during 1998 aggregated $964,000. The Company's cash position increased from $641,000 at December 31, 1997 to $992,000 at December 31, 1998. The increase in liquidity resulted primarily from the sale of marketable securities during 1998 netting $3.0 million.

      Capital Resources. During 1997, the Company repatriated all of its Hong Kong subsidiary's cash and marketable securities aggregating $9.3 million, of which $6.0 million was used to reduce short term debt. The repatriation did not trigger domestic taxes due to the availability of net operating losses to offset the taxable income created. In 1998, the Company sold marketable securities netting $3.0 million, all of which was used to reduce short term debt.

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

      In connection with the Change of Control Transactions, Stage II obtained a new factoring and credit facility arranged by Mr. Siskind with The CIT Group/Commercial Services, Inc. (the "Credit Facility") to replace the Prior Credit Facility. See "Recent Developments." The agreements covering the Credit Facility provide for substantially the same terms and conditions as the Prior Credit Facility. Those agreements may be terminated without penalty by the Company on May 31, 2000 or the end of any subsequent contract year upon 60 days notice. As of December 31, 1998, the Company's net direct borrowings under the Credit Facility aggregated $2.3 million. This reflects a reduction of $4.7 million from mid-year debt levels. The reduction was primarily attributable to debt repayments of $3 million from the sale of marketable securities and a substantial reduction of inventory since the Change of Control Transactions.

      The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of December 31, 1998, the Company had no material capital expenditure requirements.

      Inflation. The general level of inflation in domestic and foreign economies has not had a material effect on the Company's operating results during the last three years.

      New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Effective for all fiscal periods beginning after June 15, 1999, FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that the adoption of FAS 133 will have no material impact on the Company's financial position or results of operations due to its limited use of derivative instruments.

      Year 2000 Compliance. The Company believes that it is year 2000 compliant and does not currently anticipate any disruption in its operations as a result of any compliance failure. Since the Company will begin booking orders in the third quarter of 1999 for its Spring 2000 lines, it will have an opportunity at that time to test its year 2000 compliance. This will provide Stage II with substantial lead time to address any technical problems encountered.

      Stage II has received verbal compliance assurances from most of its major suppliers and customers but has not yet received written confirmation of their year 2000 compliance status.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Stage II does not hold any derivative securities or other market rate sensitive instruments. As of December 31, 1998, the Company held U.S. Treasury Notes, Government National Mortgage Association bonds and corporate debt and equity securities with an aggregate market value of $388,000. The Company classifies these securities as available-for-sale and accounts for the securities at fair value. Unrealized holding gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying consolidated financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Item 8. Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                            Page
                                                                            ----
Stage II Apparel Corp. and Subsidiaries:

  Independent Auditors' Reports............................................ F-1
  Consolidated Balance Sheets - December 31, 1998 and 1997................. F-3
  Consolidated Statements of Operations - For the years ended
   December 31, 1998, 1997 and 1996........................................ F-4
  Consolidated Statements of Comprehensive Loss - For the years ended
   December 31, 1998, 1997 and 1996........................................ F-5
  Consolidated Statements of Shareholders' Equity - For the years ended December 31, 1998, 1997 and 1996.................................. F-6
  Consolidated Statements of Cash Flows - For the years ended
   December 31, 1998, 1997 and 1996........................................ F-7
  Notes to Consolidated Financial Statements............................... F-8
  Schedule II -- Valuation and Qualifying Accounts......................... F-20

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

      On July 25, 1997, the Company dismissed KPMG LLP ("KPMG") as its independent accountants. On the same date, the Company engaged Mahoney Cohen & Company, CPA, P.C. ("MC&C") as its independent accountants. The change in accountants was approved by the Audit Committee of the Board. KPMG's report on the Company's financial statements for the year ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the last year and the interim period prior to the change in accountants, (i) the Company had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) KPMG did not advise the Company of any "reportable event" as defined in Regulation S-K under the Securities Exchange Act of 1934 and (iii) the Company did not consult with MC&C on any accounting, auditing, financial reporting or any other matters.

                                    PART III

Item 10. Executive Officers of the Company

      The executive officers of the Company are as follows:

                                                                     Officer of
                                                                      Stage II
      Name              Age                Position                     Since
      ----              ---  -------------------------------------   -----------
      Richard Siskind . 52   President and Chief Executive Officer       1998
      Beverly Roseman . 40   Vice President                              1998
      Jon Siskind ..... 30   Vice President                              1998
      Leonard Plavin .. 40   Chief Financial Officer                     1998

      A summary of the business experience and background of the Company's officers is set forth below.

      Richard Siskind joined the Company as President, Chief Executive Officer and a director in May 1998 in connection with the Change of Control Transactions. He has been in the apparel business for over 30 years, serving in a variety of roles and positions. By 1977, Mr. Siskind had assumed the position of president of David Small Industries, Inc. In 1982, he co-founded Apparel Exchange, Inc., an affiliated company. Both companies sold off-price men's, women's and children's apparel and reached sales aggregating over $100 million by 1989. Mr. Siskind sold both companies in 1989. In 1991, he founded R. Siskind and Company ("RSC"). He is a director, sole shareholder and chief executive officer of RSC, which is in the business of purchasing top brand name men's and women's apparel and accessories, and redistributing it to a global clientele of upscale off-price retailers.

      Beverly Roseman joined the Company as a Vice President and director in May 1998 in connection with the Change of Control Transactions. She joined RSC in 1992 as the Merchandise Manager. In 1995, Mrs. Roseman was appointed as RSC's Vice President of Buying, Merchandising and Operations. Mrs. Roseman also oversees the Human Resources, MIS and Operational divisions of RSC. From 1975 to 1980, Mrs. Roseman worked for R.H. Macy's, first as trainee and then as a buyer. She was employed from 1980 to 1982 as a buyer for The Broadway Department Stores in California, from 1982 to 1988 as a buyer for Marshall's Inc. and from 1988 to 1992 as a Senior Buyer for T.J. Maxx. Mrs. Roseman is a graduate of Adelphi University.

      Jon Siskind joined the Company as a Vice President and director in May 1998 in connection with the Change of Control Transactions. He graduated from the University of Hartford in 1991, where he received his B.A. in Economics. He joined RSC in the same year as an account executive handling the Northeast and Mid West territories. In 1994, he was appointed National Sales Manager and given the additional responsibility for overseeing all sales and distribution. In 1995, he was appointed as RSC's Vice President of Sales. Jon Siskind is the son of Richard Siskind.

      Leonard Plavin joined the Company as Chief Financial Officer in September 1998. He is also employed as Controller of RSC, which he joined in April 1998. Since 1995, Mr. Plavin was the Controller of Sweatshirt Apparel Corp., a Guess licensee, prior to which he served for four years as Controller of BRB Industries, Inc., a manufacturer of clothing accessories. He received a B.S. Degree in Accounting from Brooklyn College in 1980.


      The balance of Part III to this Report is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Financial Statements and Schedules:

      (1) Financial Statements: The financial statements listed in the Index under Item 8 are included at the end of this Report.

      (2) Schedules: Other than Schedule II -- Valuation and Qualifying Accounts, all schedules for which provision is made in applicable accounting regulations of the SEC have been omitted as the schedules are either not required under the related instructions, are not applicable or the information required thereby is set forth in the Company's Consolidated Financial Statements or the Notes thereto.

      (3)   Exhibits:

   Exhibit
   Number:     Exhibit
   -------     -------

     2.1*      Amended and Restated Certificate of Incorporation of the Company
     3.2*      By-Laws of the Company
     4.1*      Form of Stock Certificate
    10.1*      1987 Incentive Stock Option Plan
    10.2       1998 Incentive Stock Option Plan
    10.3       1998 Nonqualified Stock Option Plan--A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
               (File No. 1-9502) for the quarter ended March 31, 1998)
    10.4       1998 Nonqualified Stock Option Plan--B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
               (File No. 1-9502) for the quarter ended March 31, 1998)
    10.5       License agreement dated March 14, 1996 between Dunlop Slazenger
               Corporation and the Company (incorporated by reference to Exhibit
               10.6 to the Company's Annual Report on Form 10-K (File No.
               1-9502) for the year ended December 31, 1995).
    10.6       Stock Purchase Agreement dated as of February 26, 1998 among the
               Company, Jack Clark, Robert Plotkin, Steven R. Clark and Richard
               Siskind (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-9502) filed on
               March 2, 1998).
    10.7       Management Agreement dated as of February 26, 1998 between the
               Company and Richard Siskind (incorporated by reference to Exhibit
               10.2 to the Company's Current Report on Form 8-K (File No.
               1-9502) filed on March 2, 1998).
    21.1       Subsidiaries of the Company (incorporated by reference to Exhibit
               21.1 to the Company's Annual Report on Form 10-K (File No.
               1-9502) for the year ended December 31, 1994).
    24.1       Power of Attorney of Richard Siskind, Robert Greenberg, Barry
               Fertel, Beverly Roseman and Jon Siskind.
    27.1       Financial Data Schedule

----------
* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).

      (b)   Reports on Form 8-K:

      None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 1999.

                             STAGE II APPAREL CORP.


By:       /s/ Leonard Plavin            By:       /s/ Richard Siskind
   ---------------------------------      --------------------------------------
            Leonard Plavin                         Richard Siskind
       Chief Financial Officer            President and Chief Executive Officer
       (Principal Financial                  (Principal Executive Officer)
      and Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.




                                          Title                       Date
                                          -----                       ----

Richard Siskind, Robert Greenberg,      Directors
Barry Fertel, Beverly Roseman and
Jon Siskind*


By:         /s/ Richard Siskind                                  March 26, 1999
   ------------------------------------
   *Richard Siskind as attorney-in-fact

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Stage II Apparel Corp.:



We have audited the accompanying consolidated balance sheets of Stage II Apparel Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows and the related Schedule II for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage II Apparel Corp. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                          MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York
March 12, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Stage II Apparel Corp.:



We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Stage II Apparel Corp. and subsidiaries for the year ended December 31, 1996, before the reclassification described under the caption "Comprehensive Income" in Note 1 of the accompanying consolidated financial statements . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1996 consolidated financial statements (before reclassification) referred to above present fairly, in all material respects, the results of operations and cash flows of Stage II Apparel Corp. and subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                KPMG LLP

New York, New York
March 31, 1997

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                 December 31,
                                                                                          -------------------------
                                                                                             1998           1997
                                                                                          ---------       ---------
ASSETS:
  Current assets:
   Cash and cash equivalents..........................................................    $     992       $     641
   Restricted cash (note 3)...........................................................          ---             679
   Accounts receivable (notes 3 and 5)................................................          103             496
   Finished goods inventory (notes 3 and 6)...........................................        2,855           2,496
   Prepaid expenses...................................................................           54             214
   Prepaid income taxes and refunds receivable........................................          ---              30
                                                                                          ---------       ---------
     Total current assets.............................................................        4,004           4,556
   Property and equipment, at cost, less accumulated depreciation (note 7) ...........           86             500
   Marketable securities (notes 3 and 8)..............................................          388           3,325
   Goodwill, less accumulated amortization and impairment of $7,821 and
     $7,654 at December 31, 1998 and 1997, respectively...............................        1,793           1,960
   Other assets.......................................................................          529             837
                                                                                          ---------       ---------
     TOTAL ASSETS.....................................................................    $   6,800       $  11,178
                                                                                          =========       =========
LIABILITIES:
   Current liabilities:
     Due to factor (note 3)...........................................................    $   2,331       $   4,650
     Accounts payable.................................................................        1,031             850
     Due to affiliate (note 13).......................................................           26             ---
     Accrued royalties................................................................           80              78
     Other current liabilities (note 12)..............................................          301             273
                                                                                          ---------       ---------
       TOTAL LIABILITIES..............................................................        3,769           5,851
SHAREHOLDERS' EQUITY (notes 16 and 17):
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding                                                                ---             ---
   Common stock, $.01 par value, 9,000 shares authorized; 4,993 shares
     issued and 3,904 shares outstanding at December 31, 1998 and 1997................           50              50
   Additional paid-in capital.........................................................        7,502           7,502
   Retained earnings (deficit)........................................................       (2,221)             97
                                                                                          ---------       ---------
                                                                                              5,331           7,649
   Less treasury stock, at cost; 1,089 shares at December 31, 1998 and 1997...........       (2,302)         (2,302)
   Accumulated other comprehensive income.............................................            2             (20)
                                                                                          ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY.......................................................        3,031           5,327
                                                                                          ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................    $   6,800       $  11,178
                                                                                          =========       =========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                              1998           1997           1996
                                                                           ---------      ---------       ---------
Net sales..............................................................    $   9,867      $  16,547       $  33,428
Cost of goods sold (note 6)............................................        7,859         14,234          28,016
                                                                           ---------      ---------       ---------

Gross profit...........................................................        2,008          2,313           5,412
Commission and other income............................................          251            442             678
                                                                           ---------      ---------       ---------
                                                                               2,259          2,755           6,090

Selling, general and administrative expenses (notes 12, 15 & 17).......        3,391          6,083           9,195
Loss on lease cancellation (note 12)...................................          561            ---             ---
Impairment of prepaid salary and non-compete...........................          ---            255             512
Impairment of goodwill.................................................          ---          5,029             ---
Loss on sale of marketable securities..................................          ---            285             ---
Gain on settlement of litigation (notes 9, 10 and 15) .................          ---           (249)            (13)
                                                                           ---------      ---------       ---------

Operating loss.........................................................       (1,693)        (8,648)         (3,604)

Other income (expenses):
   Interest income.....................................................          348            242             748
   Interest and factoring expenses.....................................         (892)          (932)         (2,336)
                                                                           ---------      ---------       ---------

Loss from continuing operations before income taxes (benefit)..........       (2,237)        (9,338)         (5,192)

Income taxes (benefit) (note 14).......................................           81             74             (33)
                                                                           ---------      ---------       ---------
Loss from continuing operations........................................       (2,318)        (9,412)         (5,159)
                                                                           ---------      ---------       ---------

Discontinued operations:
   Loss from discontinued operations...................................          ---            ---            (324)
   Gain (loss) on disposal of discontinued operations .................          ---            163          (1,479)
                                                                           ---------      ---------       ---------
                                                                                 ---            163          (1,803)
                                                                           ---------      ---------       ---------
Net loss...............................................................    $  (2,318)     $  (9,249)      $  (6,962)
                                                                           =========      =========       =========

Basic and dilutive net loss per common share:
   Loss from continuing operations.....................................    $    (.59)     $   (2.28)      $   (1.23)
   Gain (loss) from discontinued operations ...........................          ---            .04            (.43)
                                                                           ---------      ---------       ---------
                                                                           $    (.59)     $   (2.24)      $   (1.66)
                                                                           =========      =========       =========

Weighted average common shares outstanding ............................        3,904          4,128           4,196
                                                                           =========      =========       =========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                      (In thousands, except per share data)

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                              1998           1997           1996
                                                                           ---------      ---------       ---------
Net loss...............................................................    $  (2,318)     $  (9,249)      $  (6,962)

Other comprehensive income (loss):
   Foreign currency translation adjustments ...........................          ---             87               3
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the period ......           22             24            (329)
     Less: reclassification adjustment for losses included in net loss           ---            285             ---
                                                                           ---------      ---------       ---------
                                                                                  22            396            (326)
                                                                           ---------      ---------       ---------

Comprehensive loss.....................................................    $  (2,296)     $  (8,853)      $  (7,288)
                                                                           =========      =========       =========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (In thousands, except per share data)

                                         Common                                         Accumulated
                                          Stock   Additional     Retained   Treasury       Other           Total
                                           Par      Paid In      Earnings     Stock    Comprehensive   Shareholders'
                                          Value     Capital      (Deficit)    Cost        Income          Equity
                                          -----     -------      ---------    ----        ------          ------
Balance at December 31, 1995 ..........  $   50     $ 7,502     $ 16,308   $ (2,092)     $   (90)         $ 21,678

Foreign currency translation adjustment     ---         ---          ---        ---            3                 3
Unrealized losses on securities .......     ---         ---          ---        ---         (329)             (329)
Net loss...............................     ---         ---       (6,962)       ---          ---            (6,962)
                                         ------     -------     --------   --------      -------          --------

Balance at December 31, 1996 ..........      50       7,502        9,346     (2,092)        (416)           14,390

Purchase of treasury stock in settlement
  (note 10) ...........................     ---         ---          ---       (210)         ---              (210)
Foreign currency translation adjustment     ---         ---          ---        ---           87                87
Unrealized gain on securities, net of
   reclassification adjustment ........     ---         ---          ---        ---          309               309
Net loss...............................     ---         ---       (9,249)       ---          ---            (9,249)
                                         ------     -------     --------   --------      -------          --------

Balance at December 31, 1997 ..........      50       7,502           97     (2,302)         (20)            5,327

Unrealized gains on securities, net of
   reclassification adjustment ........     ---         ---          ---        ---           22                22
Net loss...............................     ---         ---       (2,318)       ---          ---            (2,318)
                                         ------     -------     --------   --------      -------          --------

Balance at December 31, 1998 ..........  $   50     $ 7,502     $ (2,221)  $ (2,302)     $     2          $  3,031
                                         ======     =======     ========   ========      =======          ========

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                              1998           1997           1996
                                                                           ---------      ---------       ---------
Operating Activities:
Net loss...............................................................    $  (2,318)     $  (9,249)      $  (6,962)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Provision for discontinued operations................................          ---            ---           1,187
  Depreciation and amortization of property and equipment..............          115            124             171
  Amortization and impairment of goodwill and non-compete covenant ....          175          5,908           1,032
  Gain on settlement of litigation.....................................          ---           (249)            ---
  Loss on sale of marketable securities................................          ---            285             ---
  Loss on sale or abandonment of property and equipment ...............          561            ---              26
  Changes in assets and liabilities:
    Accounts receivable................................................          393            838             670
    Finished goods inventory...........................................         (359)         2,634           7,354
    Prepaid expenses...................................................          160            160             554
    Prepaid income taxes and refunds receivable .......................           30            100             613
    Other assets.......................................................          300            467             (27)
    Accounts payable...................................................          181           (988)           (807)
    Due to affiliate...................................................           26            ---             ---
    Income taxes payable...............................................          ---             (8)            (42)
    Accrued royalties..................................................            2           (104)           (466)
    Other current liabilities..........................................         (230)          (215)             75
                                                                           ---------      ---------       ---------
Net cash provided by (used in) operating activities....................         (964)          (297)          3,378
                                                                           ---------      ---------       ---------
Investing Activities:
  Purchase of property and equipment, net..............................           (4)           (39)             (9)
  Sale or redemption of available for sale marketable securities ......        3,170          6,259           2,139
  Purchase of available for sale marketable securities ................         (211)          (905)            ---
                                                                           ---------      ---------       ---------
  Net cash provided by investing activities............................        2,955          5,315           2,130
                                                                           ---------      ---------       ---------
Financing Activities:
  Payments of notes payable............................................          ---         (1,046)           (171)
  Borrowings from factor...............................................       10,527         19,731          29,847
  Repayments to factor.................................................      (12,846)       (22,255)        (34,332)
  Decrease (increase) in restricted cash...............................          679           (679)            ---
  Borrowings from bank.................................................          ---            ---           2,862
  Repayments to bank...................................................          ---           (434)         (3,439)
  Treasury stock transactions, net.....................................          ---           (210)            ---
                                                                           ---------      ---------       ---------
Net cash provided by (used in) financing activities....................       (1,640)        (4,893)         (5,233)
                                                                           ---------      ---------       ---------
Effects of exchange rate changes on cash ..............................          ---             87               3
                                                                           ---------      ---------       ---------
Net increase in cash and cash equivalents..............................          351            212             278
Cash and cash equivalents at beginning of year.........................          641            429             151
                                                                           ---------      ---------       ---------
Cash and cash equivalents at end of year...............................    $     992      $     641       $     429
                                                                           =========      =========       =========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes...........................................    $      51      $       2       $      16
                                                                           =========      =========       =========
  Cash paid for interest, excluding factoring fees ....................    $     646      $     642       $   1,680
                                                                           =========      =========       =========
Supplemental schedule of noncash investing and financing activities:
  Increase (decrease) in allowance for decline in market value of
      available for sale securities....................................    $      22      $    (309)      $     329
                                                                           =========      =========       =========

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

      Asset Impairment under FAS 121. On January 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("FAS 121"). FAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever changes in circumstances such as significant declines in sales, earnings or cash flows or material changes in the business climate indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 4-- Discontinued Operations and Note 10--Settlement of Townsley Litigation.

      Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Marketable Securities. The Company maintains an account with a brokerage firm containing a money market fund and marketable securities, with balances insured against the brokerage firm's failure for up to $500,000 ($100,000 for cash) by the Securities Investor Protection Corporation. Marketable securities at December 31, 1998 and 1997 consist of U.S. Treasury Notes, Government National Mortgage Association ("GNMA") bonds and corporate equity and debt securities. The Company classifies its debt and equity securities as available-for-sale and records the securities at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying consolidated financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

      Finished Goods Inventory. Finished goods inventory is stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed on both the straight-line and accelerated methods, at rates based upon estimated useful lives of 3 to 7 years for furniture, fixtures and equipment and the shorter of the lease term or life of the leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

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

      Earnings (Loss) per Share. The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effect on earnings (loss) per share of the Company's outstanding stock options is antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

      Stock Based Compensation. The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Under FAS 123, companies can elect to account for stock based compensation plans using a fair value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. The Company has elected to continue using the intrinsic value method to account for its stock based compensation plans. See Note 16--Stock Option Plans.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Foreign Currency Translation. The assets and liabilities of Woody Sports Apparel, Inc., a majority owned Canadian subsidiary liquidated in 1997 ("Woody Sports"), are translated at prevailing year-end rates of exchange, and its income and expense accounts are translated at the weighted average rates for the period presented. Prior to the liquidation of Woody Sports in 1997, foreign exchange translation gains or losses were recorded as a component of accumulated other comprehensive income in the equity section of the accompanying consolidated financial statements. Upon the liquidation of Woody Sports, translation gains or losses were included in the determination of net loss.

      Comprehensive Income. Effective January 1, 1998, the Company adopted Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Appropriate items in the accompanying consolidated financial statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the provisions of FAS 130.

      New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). Effective for all fiscal periods beginning after June 15, 1999, FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that the adoption of FAS 133 will have no material impact on the Company's financial position or results of operations due to its limited use of derivative instruments.

Note 2. Major Customers and Geographic Area Data

      Stage II operates in one industry segment. The Company's apparel sales are made primarily in the United States. Its customers are generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. During 1998, 1997 and 1996, approximately 16%, 14% and 14% of net sales were made to Ames Department Stores, Inc. During 1997 and 1996, approximately 13% and 17%, respectively, of net sales were made to Wal-Mart Stores, Inc.

      Information regarding the Company's geographic operations is set forth below. Identifiable assets of the Company's discontinued Canadian subsidiary aggregating $769,000 at December 31, 1996 are included in identifiable assets in the United States. See Note 4--Discontinued Operations.

                                 (In thousands)

                                                                       Geographic Areas
                                    ------------------------------------------------------------------------------
                                               United States                               International
                                    -----------------------------------         ----------------------------------
                                      1998         1997         1996              1998         1997         1996
                                    --------     ---------    ---------         --------     --------     --------

Revenues.......................     $ 10,118     $  16,565    $  33,430         $    ---     $    424     $    676
Operating profit (loss) .......       (1,693)       (7,448)      (4,684)             ---       (1,200)       1,080
Identifiable assets ...........        6,800        11,138        6,249              ---           40       19,560
Depreciation and amortization .          175           616          694              ---          130          139
Capital spending...............            4            39            9              ---          ---          ---

Note 3. Due to Factor

      Prior to May 1998, Stage II maintained a factoring and credit facility (the "Prior Credit Facility") under a factoring agreement with a financial institution, providing for the factor to purchase the Company's accounts receivable that it had preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor was responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor received a commission under the Prior Credit Facility in an amount less than 1% of the net receivables it purchased. The Prior Credit Facility also provided for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate. The Company's obligations under the Prior Credit Facility were payable on demand and secured by its inventory, accounts receivable, marketable securities and collateral pledged under shareholder guarantees.

      In May 1998, Stage II replaced the Prior Credit Facility with a new factoring and credit facility from a different financial institution (the "Credit Facility"). The agreements covering the Credit Facility provide for substantially the same terms and conditions as the Prior Credit Facility. The aggregate amount of letters of credit and borrowings available under the Credit Facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. The Credit Facility may be terminated without penalty by the Company on May 31, 2000 or the end of any subsequent contract year by either party upon 60 days notice.

      In 1997 and 1996, borrowings under the Prior Credit Agreement were reduced by $6.0 million and $3.4 million, respectively, from repatriated earnings of the Company's Hong Kong subsidiary ("Stage II HK"). The Company was indebted to the factor under the Credit Facility at December 31, 1998 and under the Prior Credit Facility at December 31, 1997 as follows:

                                (In thousands)

                                                                December 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------

      Factor advances......................................   $3,624    $8,042
      Accounts receivable..................................   (1,293)   (3,392)
                                                              ------    ------
      Net due to factor....................................   $2,331    $4,650
                                                              ======    ======

Note 4. Discontinued Operations

      In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports, its 80% owned Canadian subsidiary. The operations of Woody Sports were accounted for as discontinued operations because the subsidiary dealt with a separate and distinct class of customers from those of the Company's continuing operations. As a result, Stage II provided for an estimated loss on disposal of $1.5 million at December 31, 1996, consisting of a provision of $326,000 for operating losses during the phase-out period and noncash charges aggregating $1.2 million against goodwill and prepaid salaries of the subsidiary.

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

Note 5. Accounts Receivable

      Accounts receivable, less allowances for returns, discounts and bad debts aggregating $56,000 and $432,000 at December 31, 1998 and 1997, respectively, consist primarily of non-factored receivables and other amounts due from customers for domestic shipments and overseas commissions. During the fourth quarter of 1998, the Company wrote off $387,000 of accounts receivable. Substantially all of the Company's receivables have been pledged to secure the Company's obligations under the Credit Facility. See Note 3--Due to Factor.

Note 6. Finished Goods Inventory

      Inventory, consisting primarily of finished goods, is classified as follows:

                                (In thousands)

                                                                December 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------

      Landed...............................................   $2,705    $1,848
      In transit...........................................      150       648
                                                              ------    ------
      Total................................................   $2,855    $2,496
                                                              ======    ======

      The finished goods inventory has been pledged to secure the Company's obligations under the Credit Facility. See Note 3--Due to Factor. For the years ended December 31, 1998, 1997 and 1996, general and administrative costs charged to cost of goods sold amounted to $47,000, $139,000 and $711,000, respectively. General and administrative overhead costs capitalized in inventory at December 31, 1998 and 1997 were $38,000 and $47,000, respectively.

Note 7. Property and Equipment

      The major classes of property and equipment are as follows:

                                (In thousands)

                                                                December 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------

      Furniture, fixtures and equipment....................   $  583    $  583
      Leasehold improvements...............................        4       807
                                                              ------    ------
                                                                 587     1,390
      Less accumulated depreciation and amortization ......      501       890
                                                              ------    ------
      Total................................................   $   86    $  500
                                                              ======    ======

Note 8. Marketable Securities

      The following table sets forth the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1998 and 1997. During 1998 and 1997, the Company sold marketable securities held by Stage II or Stage II HK netting $3.2 million and $6.3 million, respectively. The balance of these securities remain pledged to secure the Company's obligations under the Credit Facility. See Note 3--Due to Factor.

                                 (In thousands)

                                                                              Gross          Gross
                                                                           Unrealized     Unrealized
                                                            Amortized        Holding        Holding          Fair
                                                              Cost            Gains         Losses           Value
                                                              ----            -----         ------           -----
Year ended December 31, 1998:
   Corporate debt securities maturing 2014 - 2029 ......    $   275         $     6         $   (4)        $    277
   U.S. Treasury securities maturing 2027 ..............         35             ---            ---               35
   GNMAs maturing 2023..................................         76             ---            ---               76
                                                            -------         -------         ------         --------
Total...................................................    $   386         $     6         $   (4)        $    388
                                                            =======         =======         ======         ========

Year ended December 31, 1997:
   U.S. Treasury securities maturing:
     2000 - 2007........................................    $ 2,732         $    19         $  ---         $  2,751
     2012 - 2027........................................        434              21            ---              455
   GNMAs maturing 2023..................................        147             ---            (40)             107
   Equity securities....................................         32             ---            (20)              12
                                                            -------         -------         ------         --------
Total...................................................    $ 3,345         $    40         $  (60)        $  3,325
                                                            =======         =======         ======         ========

Note 9. Gain on Settlement of Notes Payable

      In 1997, the Company paid $340,000 in full settlement of notes in the outstanding principal amount of $384,000 assumed in a 1994 acquisition, resulting in a $44,000 gain on settlement.

Note 10. Settlement of Townsley Litigation

      In 1996, the Company and Stage II HK commenced a lawsuit in the Supreme Court of the State of New York against Townsley, Ltd. ("Townsley") and its principal shareholder, Stuart Goldman, to recoup damages incurred in connection with their October 1994 acquisition of substantially all the assets and related liabilities of Townsley, the purchase of all the capital stock of Townsley's Hong Kong subsidiary and the related employment and subsequent termination of Mr. Goldman as President of the Company and Stage II HK. Mr. Goldman responded with various counterclaims. During 1997, the parties agreed to settle the lawsuit for a payment from the Company of approximately $1.15 million. In addition, Mr. Goldman relinquished 292,135 shares of the Company's Common Stock issued to him as part of the purchase price for the Townsley assets.

      The settlement payments and stock repurchase were completed by the Company in November 1997 and had the effects of extinguishing all obligations from the Company to Mr. Goldman and generating a settlement gain of $205,000. At December 31, 1997, the Company recognized noncash impairment charges totaling $5.3 million, reflecting a $5.0 million writedown of goodwill attributable to a planned reduction in emphasis on proprietary labels received in the Townsley acquisition and a prior acquisition as well as a related $255,000 writedown of Mr. Goldman's prepaid salary and non-compete covenant.

Note 11. Fair Value of Financial Instruments

      The carrying amounts of financial instruments approximate their fair values as of December 31, 1998 and 1997. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, due to factor, accounts payable, due to affiliate, accrued royalties and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts. For marketable securities, fair values are based on quoted market prices at the reporting date for these or similar investments.

Note 12. Leases

      The Company leases showroom and office space under an operating lease expiring in 2004. The lease includes escalation clauses based upon the cost of living, as defined. For the years ended December 31, 1998, 1997 and 1996, rent expense charged to operations, including variable storage charges at a public warehouse utilized on a month-to-month basis, aggregated approximately $271,000, $567,000 and $874,000, respectively.

      In July 1998, the Company obtained a cancellation of its office lease at 350 Fifth Avenue in New York City, which covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. The lease cancellation was effective as of July 15, 1998, subject to payment of a $325,000 cancellation fee in four installments through October 1, 1998. In connection with the cancellation, the Company relocated its administrative and sales offices to 1385 Broadway, New York, New York, where it obtained a lease for 3,000 square feet through 2004 at a total annual cost of approximately $80,000. The loss on the lease cancellation was approximately $561,000. At December 31, 1998, approximately $244,000 of the cancellation fee was outstanding and is included in other current liabilities in the accompanying consolidated balance sheets.

      At December 31, 1998, future minimum annual rentals under the noncancellable operating lease (excluding variable storage charges at a public warehouse that may be utilized on a month-to-month basis) are as follows:

                                (In thousands)

      Year ending
     December 31,
     ------------

         1999...................................................   $  69
         2000...................................................      76
         2001...................................................      79
         2002...................................................      79
         2003...................................................      79
         2004...................................................      13
                                                                   -----
         Total..................................................   $ 395
                                                                   =====

Note 13. Related Party Transactions

      Shareholders Agreement. In January 1992, Stage II entered into an agreement with two former principal stockholders, directors and executive officers of the Company, providing for the Company's repurchase of the shares of its Common Stock held by the estate of the first of these principals to die. The Company initially purchased insurance policies on the lives of these individuals covering $6 million of its total repurchase commitment under the agreement at premiums aggregating approximately $2.5 million over a period of seven years, with corresponding cash surrender values estimated to reach approximately $2.1 million by the end of that period. Upon the retirement of one of the executive officers in December 1994, the agreement was modified to cover only the remaining officer, and the insurance benefit was reduced to $5.4 million, resulting in reductions of approximately $228,000 and $137,000 in the premium obligations and cash surrender value, respectively. Although the agreement was cancelled in connection with the retirement of the other executive officer in 1998, the Company has elected to maintain the insurance to maximize its cash surrender value.

      Services by Affiliate. In May 1998, Richard Siskind, the President, Chief Executive Officer and a director of the Company, acquired 1.9 million shares of the Company's Common Stock from three of its founders. See Note 16-- Stock Option Plans. During 1998, a company controlled by Mr. Siskind (the "affiliate") opened letters of credit of approximately $2.1 million for the purchase of merchandise by the Company. During the year, certain employees of the Affiliate also performed services for the Company at no charge, and the Company shared certain office and warehouse space of the Affiliate at no charge. At December 31, 1998, the Company was indebted to the Affiliate in the amount of $26,000.

      Lease from Affiliate. In 1998, the Company entered into an operating lease for showroom space with a company owned by Jon Siskind, an officer and director of the Company and the son of Richard Siskind. See Note 12--Leases. Rent expense charged to operations for this lease was approximately $12,000 for the year ended December 31, 1998.

Note 14. Income Taxes

      The provision (benefit) for income taxes consists of the following:

                                 (In thousands)

                                                     Year Ended December 31,
                                                   ---------------------------
                                                    1998       1997      1996
                                                  -------    -------   -------
Loss before provision (benefit) for income taxes,
  including discontinued operations:
  Domestic......................................  $(2,318)   $(7,863)  $(6,995)
  Foreign.......................................      ---     (1,312)      ---
                                                  -------    -------   -------
                                                   (2,318)    (9,175)   (6,995)
Provision (benefit) for income taxes:
  Domestic:
   Current:
     Federal....................................       79         74       (36)
     State......................................        2        ---         3
                                                  -------    -------   -------
                                                  $    81    $    74   $   (33)
                                                  =======    =======   =======

      The total provision for income taxes for the years ended December 31, 1998, 1997 and 1996 varied from the United States federal amounts computed by applying the US statutory rate of 34% to pre-tax income (loss) as a result of the following:

                       (In thousands, except percentages)

                                                                         Year Ended December 31,
                                                    --------------------------------------------------------------
                                                      1998      Rate          1997     Rate          1996     Rate
                                                    ---------   ----       ---------   ----       ---------   ----
Computed expected tax benefit.....................  $    (788)   34.0%     $  (3,120)  34.0%      $  (2,378) 34.0%
Repatriated earnings..............................        ---     N/A          2,040  (22.2)            ---    N/A
Limitation on NOL due to change of control .......      1,088   (47.0)           ---    N/A             ---    N/A
State and local income taxes (benefit), net
   of federal income tax benefit .................          1     ---            (90)   1.0               2    ---
Change in valuation allowance ....................       (348)   15.0            597   (6.5)          2,220  (31.8)
Alternative minimum tax...........................         49    (2.1)           ---    N/A             ---    N/A
Amortization and impairment of
   nondeductible goodwill.........................        ---     N/A            572   (6.3)             37    (.5)
Adjustment of previously recorded tax benefit ....         30    (1.3)            74    (.8)            ---    N/A
Nondeductible expenses for income tax purposes ...         11     (.5)           ---    N/A              57    (.8)
Other.............................................         38    (1.6)             1    N/A              29    (.4)
                                                    ---------   -----      ---------   ----       ---------   ----
                                                    $      81   (3.5)%     $      74   (.8)%      $     (33)    .5%
                                                    =========   =====      =========   ====       =========   ====

      The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                (In thousands)
                                                                December 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Current deferred tax assets:
  Inventory tax basis greater than financial
   statement basis ........................................   $   61    $   76
  Allowance for decline in market value of securities .....      ---         8
                                                              ------    ------
   Total gross current deferred tax assets.................       61        84
  Less valuation allowance.................................      (61)      (84)
                                                              ------    ------
  Net current deferred tax assets..........................   $  ---    $  ---
                                                              ======    ======

Long term deferred tax assets:
  Net operating loss carryforward..........................   $1,779    $1,576
  Amortization of goodwill and covenant not to compete ....      916     1,454
                                                              ------    ------
   Total long term deferred tax assets.....................    2,695     3,030
Less valuation allowance...................................   (2,695)   (3,020)
                                                              ------    ------
  Net long term deferred tax assets........................      ---        10
                                                              ------    ------
Long term deferred tax liability:
  Property and equipment depreciation......................      ---        10
                                                              ------    ------
   Total gross long term deferred tax liability............      ---        10
                                                              ------    ------
Net long term deferred assets..............................   $  ---    $  ---
                                                              ======    ======

      For the years ended December 31, 1998, 1997 and 1996, the Company recorded net increases (decreases) in the total valuation allowance of $(348,000), $597,000 and $2.2 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $4.2 million expiring through 2013.

      Prior to 1997, United States income taxes have not been provided on the unremitted earnings of foreign subsidiaries, since the undistributed earnings were expected to be indefinitely reinvested or sheltered by available net operating loss carryforwards. Retained foreign earnings totaling $6.0 million were repatriated during 1997, and there were no unremitted foreign earnings at December 31, 1998.

Note 15. Commitments and Contingencies

      Outstanding Letters of Credit. At December 31, 1998, the Company was contingently liable on outstanding letters of credit issued under its Credit Agreement in the aggregate amount of $.9 million. See Note 3---Due to Factor.

      License Agreements. The Company's license agreements generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control. Royalty expense for the years ended December 31, 1998, 1997 and 1996 aggregated approximately $.2 million, $.8 million and $1.8 million, respectively. The license agreements for the Company's Spalding and Coleman licenses provided for minimum annual royalty payments of $600,000 and $175,000, respectively, and were terminated by mutual consent during 1997 and 1996, respectively. The agreement for the Company's Dunlop license requires minimum annual royalty payments of $150,000 and will terminate by mutual consent in 1999. The license agreements for the Company's

Adolfo lines require minimum royalty payments aggregating $125,000 for the period from July 1, 1998 through December 31, 1999 and annual minimum royalties aggregating $150,000 in 2000 and $175,000 in 2001. The Adolfo licenses may be extended by the Company through December 2009 and terminated by the licensor under certain circumstances.

      During 1997 and 1996, net sales under the Company's license agreement for the Spalding brand were approximately $5.3 million and $11.5 Million, respectively. During 1996, net sales under the Company's license agreement for the Coleman brand were approximately $7.5 million.

      Miscellaneous Claims. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Note 16. Stock Option Plans

      The Company maintains Incentive Stock Option Plans (the "Plans") adopted in 1998 and 1994 providing for the grant of options to purchase up to 1,000,000 shares and 300,000 shares, respectively, of Common Stock to key employees of Stage II. Prior to its termination in 1997, the Company also maintained a 1987 Plan for options on up to 200,000 shares of Common Stock. The purchase price per share of Common Stock issuable upon the exercise of options granted under the Plans is fixed by a Compensation Committee of the Board of Directors in an amount equal to at least 100% of the market price of the Common Stock on the date of the grant or 110% of the market price for any grantee of an incentive stock option who directly or indirectly possess more than 10% of the total combined voting power of all classes of the stock of the Company or any parent or subsidiary thereof. Each option granted under the Plans is exercisable for periods of up to ten years from the date of grant.

      Stock option activity under the Plans for each of the three years ended December 31, 1998 is summarized below:

                                                                Weighted Average
                                               Shares Subject    Exercise Price
                                                 to Options         Per Share
                                                 ----------         ---------

Balance at December 31, 1995.....................  148,000            4 1/4
Options granted..................................   60,000            2 7/8
Options exercised................................      ---              ---
Options canceled.................................   68,000            4 3/8
                                                   -------            -----

Balance at December 31, 1996.....................  140,000            3 3/8
Options granted..................................      ---              ---
Options exercised................................      ---              ---
Options canceled.................................   85,000            3 5/8
                                                   -------            -----

Balance at December 31, 1997.....................   55,000            3 1/4
                                                   -------            -----

Options granted..................................  917,500              3/4
Options exercised................................      ---              ---
Options canceled.................................   65,000            3 1/4
                                                   -------            -----

Balance at December 31, 1998.....................  907,500              3/4
                                                   =======            =====

Option Exercisable and Available for Grant

Exercisable at December 31,
1996.............................................  140,000
1997.............................................   55,000
1998.............................................  907,500

Available for grant at December 31,
1996.............................................  360,000
1997.............................................  445,000
1998.............................................  392,500

Weighted average fair value of options granted
  during 1998 ...................................  $  9/16

Weighted average remaining contractual rights
  (in months) at December 31, 1998...............    59.46

      In May 1998, the Company consummated the transactions contemplated by a Stock Purchase Agreement and Management Agreement with Richard Siskind, providing for (i) the sale to Mr. Siskind of 1.9 million shares of the Company's Common Stock (the "Control Shares") held by three principal shareholders (the "Founders") in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of
1.5 million Control Shares from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options"), (ii) the Company's issuance to Mr. Siskind of options to purchase up to 1.5 million shares of Common Stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised, (iii) the arrangement by Mr. Siskind of the Credit Facility for the Company, (iv) the reconstitution of the Company's board of directors with designees of Mr. Siskind, (v) the addition of a new management team headed by Mr. Siskind and (vi) the Company's issuance to Mr. Siskind of options to purchase up to 900,000 shares of Common Stock at an exercise price of $.75 per share, exercisable in one-third cumulative annual installments, commencing in May 1999. All of the options issued to Siskind were approved by the shareholders of Stage II at its 1998 annual meeting of shareholders. In July 1998, Founder Options for 1.35 million Control Shares were acquired from the Founders by Jon Siskind, an officer and director of the Company.

      The Company has adopted the disclosure-only provision of FAS 123 and, as described in Note 1, will continue to apply APB 25 to account for stock options. If the Company had elected to determine compensation expense as provided in FAS 123, the pro forma effect would have been as follows:

                                                               Year ended
                                                            December 31, 1998
                                                            -----------------

      Net loss -- as reported..................................  $(2,318)
      Net loss -- pro forma....................................   (2,984)
      Loss per share -- as reported............................     (.59)
      Loss per share -- pro forma..............................     (.76)

      The pro forma effect of compensation expense determined as provided in FAS 123 for the years ended December 31, 1997 and 1996 after accounting for options issued in 1996 would have been immaterial.

Note 17. Employee Stock Ownership and Salary Deferral Plan

      In 1994, Stage II converted its Profit Sharing Plan into an Employee Stock Ownership and Salary Deferral Plan (the "Savings Plan"). Under the Savings Plan, for each dollar contributed by electing employees to a retirement savings account up to 12% of their annual compensation, the Company may contribute up to $.40, subject to certain limitations under Section 401(k) of the Internal Revenue Code (the "Code"). The Company's expense for these contributions in 1998, 1997 and 1996 aggregated $0, $16,000 and $38,000, respectively. The Saving Plan was terminated in 1998.

Note 18. License Acquisition

      In March 1999, the Company agreed to acquire the Cross Colours trademark from a group including one of the Company's outside directors in exchange for 200,000 shares of the Company's Common Stock.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                     STAGE II APPAREL CORP. AND SUBSIDIARIES

                                 (In thousands)

Column A                                Column B                Column C             Column D          Column E
--------                                --------               Additions             --------          --------
                                                        ------------------------

                                        Balance at      Charged to    Charged to
                                        Beginning       Costs and        Other                         Balance at
                                        of Period       Expenses       Accounts     Deductions       End of Period
                                        ---------       --------       --------     ----------       -------------
Allowance for returns, discounts
   and bad debts:

Year ended December 31, 1998 ......       $432            $208            ---        $(584)(1)            $ 56

Year ended December 31, 1997 ......        486             642            ---         (696)(1)             432

----------
      (1) Writeoff of uncollectible accounts.