Form 10-Q
period 1999-03-31
STAGE II APPAREL CORP
filed 1999-04-29
CIK 811933

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

    FOR THE QUARTER ENDED MARCH 31, 1999        COMMISSION FILE NO. 1-9502

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

               TITLE OF CLASS                    OUTSTANDING AT APRIL 15, 1999

                Common Stock                              3,903,267

================================================================================

                             STAGE II APPAREL CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                PAGE
-----------------------------                                                                ----
Condensed Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998 .     2

Condensed Consolidated Statements of Operations -- Three Months Ended
March 31, 1999 and 1998 (unaudited) ......................................................     3

Consolidated Statements of Comprehensive Income (Loss) -- Three Months Ended
March 31, 1999 and 1998 (unaudited) ......................................................     4

Condensed Consolidated Statements of Cash Flows -- Three Months Ended
March 31, 1999 and 1998 (unaudited) ......................................................     5

Notes to Condensed Consolidated Financial Statements .....................................     6

Management's Discussion and Analysis of Financial Condition and Results of Operations ....     7

PART II. OTHER INFORMATION ...............................................................    10

                          PART I. FINANCIAL INFORMATION
                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                              March 31,   Dec. 31,
                                                                                1999        1998
                                                                               -------     -------
ASSETS:                                                                      (UNAUDITED)
 Current assets:
  Cash and cash equivalents ...............................................    $   994     $   992
  Accounts receivable .....................................................         89         103
  Finished goods inventory ................................................      2,764       2,855
  Prepaid expenses ........................................................         88          54
                                                                               -------     -------
    Total current assets ..................................................      3,935       4,004
 Property and equipment, at cost, less accumulated depreciation ...........         68          86
 Marketable securities ....................................................        376         388
 Goodwill, less accumulated amortization and impairment of $7,863 at
  March 31, 1999 and $7,821 at December 31, 1998, respectively ............      1,751       1,793
 Other assets .............................................................        525         529
                                                                               -------     -------

  TOTAL ASSETS ............................................................    $ 6,655     $ 6,800
                                                                               =======     =======

LIABILITIES:
 Current liabilities:
  Due to factor ...........................................................    $ 2,786     $ 2,331
  Accounts payable ........................................................        416       1,031
  Due to affiliate ........................................................         19          26
  Accrued royalties .......................................................        118          80
  Other current liabilities ...............................................        274         301
                                                                               -------     -------
    Total current liabilities .............................................      3,613       3,769
                                                                               -------     -------

TOTAL LIABILITIES .........................................................      3,613       3,769
                                                                               -------     -------

SHAREHOLDERS= EQUITY:
 Preferred stock, $.01 par value, 1,000 shares authorized;
  none issued and outstanding .............................................       --          --
 Common stock, $.01 par value, 9,000 shares authorized; 4,993 shares issued
  and 3,904 shares outstanding at March 31, 1999 and December 31, 1998 ....         50          50
 Additional paid-in capital ...............................................      7,502       7,502
 Accumulated deficit ......................................................     (2,210)     (2,221)
                                                                               -------     -------
                                                                                 5,342       5,331
 Less treasury stock, at cost; 1,089 shares at March 31, 1999 and
  December 31, 1998 .......................................................     (2,302)     (2,302)
 Accumulated other comprehensive income ...................................          2           2
                                                                               -------     -------

  TOTAL SHAREHOLDERS= EQUITY ..............................................      3,042       3,031
                                                                               -------     -------

 TOTAL LIABILITIES AND SHAREHOLDERS= EQUITY ...............................    $ 6,655     $ 6,800
                                                                               =======     =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1999        1998
Net sales ..............................................    $ 1,591     $ 1,855
Cost of goods sold .....................................      1,076       1,437
                                                            -------     -------

Gross profit ...........................................        515         418
Commission and other income ............................         29          68
                                                            -------     -------
                                                                544         486
Selling, general and administrative expenses ...........        432       1,038
                                                            -------     -------

Operating income (loss) ................................        112        (552)

Other income (expenses):
  Interest income ......................................         15          73
  Interest and factoring expenses ......................       (116)       (213)
                                                            -------     -------

Net income (loss) ......................................    $    11     $  (692)
                                                            =======     =======

Basic and dilutive net income (loss) per common share ..    $   .00     $  (.18)
                                                            =======     =======

Weighted average common shares outstanding .............      3,904       3,904
                                                            =======     =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                      1999    1998
Net income (loss) ................................................    $11    $(692)

Other comprehensive income (loss):
  Unrealized gains (losses) on marketable securities, net of taxes     --      (15)
                                                                      ---    -----

Comprehensive income (loss) ......................................    $11    $(707)
                                                                      ===    =====

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                             1999        1998
                                                             -----      -------
Net cash used in operating activities ..................     $(453)     $(1,550)

FINANCING ACTIVITIES:
  Factor financing, net ................................       455        1,425
                                                             -----      -------
Net cash provided by financing activities ..............       455        1,425
                                                             -----      -------

Net increase (decrease) in cash and cash equivalents ...         2         (125)
Cash and cash equivalents at beginning of year .........       992          641
                                                             -----      -------

Cash and cash equivalents at end of period .............     $ 994      $   516
                                                             =====      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for income taxes ...........................     $   2      $     2
                                                             =====      =======

  Cash paid for interest, excluding factoring fees .....     $  83      $   124
                                                             =====      =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at March 31, 1999 and its results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1998 and are incorporated herein by reference.

NOTE 2. FINISHED GOODS INVENTORY

      Finished goods inventories for the interim periods presented were computed using the gross profit method.

NOTE 3. COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Appropriate items in the accompanying consolidated financial statements for the quarter ended March 31, 1998 have been reclassified to conform to the provisions of FAS 130.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

      In general, the Company's licensed brand name apparel sells at a higher price and with greater gross profit margins than comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements. These costs are included in selling, general and administrative ("SG&A") expenses. The new management team that joined the Company as part of a change of control transaction in May 1998 (the "Change of Control Transaction") plans to add apparel lines that retain the advantages of brand name recognition without the high costs associated with Stage II's prior licenses.

TURNAROUND STRATEGY

      Stage II incurred net losses in each year since 1994. To reverse this trend, the Company's new management adopted a turnaround strategy that includes the following components:

      o INCREASING SALES -- by restructuring the Company's sales force by division or brand name to promote a more highly motivated sales staff with a deeper knowledge of each product line and targeted customer base

      o INCREASING PROFIT MARGINS -- by reducing manufacturing inefficiencies, with greater control of inventories, to lower the Company's cost of sales while creating faster inventory turn, thereby avoiding unnecessary markdowns

      o LOWERING FACTORING CHARGES -- by adding more stringent financial controls with a view to reducing factoring charges and debt levels

      o PROMOTING ADMINISTRATIVE EFFICIENCIES -- by continuing the cost cutting efforts undertaken by prior management, but on a more aggressive basis where appropriate, with a minimum objective of bringing overhead costs in line with sales

      o OPTIMIZING FINANCIAL EFFICIENCIES -- by prioritizing the collection of accounts receivable and the management of returns and allowances

      o INCREASING PRODUCTIVITY -- by reducing the Company's cost of management below prior ratios as a percentage of sales while increasing organizational efficiencies, with a greater use of stock options to offset substantial reductions in salary levels.

      Although the Company reported a loss of $2.3 million in 1998, the success of its turnaround strategy implemented by new management contributed to a return to profitable operations in the last two quarters of the year before giving effect to lease cancellation and relocation expenses of $561,000, writeoffs of accounts receivable and other noncash or nonrecurring items adding $209,000 to SG&A expenses in the third quarter and $560,000 in the fourth quarter of 1998. For the three months ended March 31, 1999, Stage II realized net income of $11,000 on net sales of $1.6 million, marking the Company's first profitable quarter since the third quarter of 1997.

RECENT DEVELOPMENTS

      OFFICE RELOCATION. In July 1998, Stage II obtained a cancellation of its office lease at 350 Fifth Avenue in New York City and relocated its administrative and sales offices to 1385 Broadway, New York, New York. The cancelled lease covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. In the absence of the cancellation, the Company's estimated future obligations under the lease would have aggregated approximately $4 million. The lease cancellation required a fee of $325,000 and was effective as of July 15, 1998. The fee and related relocation costs and writeoffs of leasehold improvements aggregated $561,000 and were recognized in the third quarter of 1998, contributing to the Company's reported net loss for the quarter. The new lease arrangements cover 3,000 square feet through 2003 at a total annual cost of approximately $80,000. This represents an annual savings to the Company over $330,000 and contributed to Stage II's return to profitability in the first quarter of 1999.

      INTERNET SALES. In March 1999, Stage II launched a website on the Internet for sales of its branded and proprietary apparel lines to retailers in the United States. Over time, the facility is expected to enhance the Company's visibility to the trade and provide a convenient sourcing tool to its customers. If successful, it could also reduce the Company's dependence on commissioned salesmen, resulting in higher gross profit margins. Initial sales on the website were recorded in the first quarter of 1999.

      PRODUCT INNOVATION. In March 1999, Stage II agreed to acquire the CROSS COLOURS trademark, a pioneer brand in the early development of young men's urban fashion. The brand was launched in 1989 and achieved rapid success in the early 1990s by creating a fresh new urban look in the youth fashion forward market. The Company's strategy is to develop its own lines of CROSS COLOURS products internally and license a wide variety of retail items to expand the availability of lifestyle urban streetwear under this brand to a wider audience, targeting mass merchandisers at price points below fashion forward levels. The Company's planned licensing business will focus on kids= and juniors= activewear, footwear, accessories and home products. The CROSS COLOURS licensing campaign is expected to begin in the second quarter of 1999.

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

                               Quarterly Net Sales
                                 (In thousands)

                     First        Second        Third       Fourth
                    Quarter       Quarter      Quarter      Quarter       Total
1999 ..............  $1,591       $ --         $ --         $ --         $  --
1998 ..............   1,855        1,653        4,130        2,229         9,867
1997 ..............   4,067        2,348        5,718        4,414        16,547

      QUARTERS ENDED MARCH 31, 1999 AND 1998. Net sales of $1.6 million for the first quarter of 1999 decreased by 14.2% from $1.9 million in the corresponding quarter of 1998. The decrease primarily reflects the termination of unprofitable apparel divisions as part of the planned reduction in the scope of operations, as well as the elimination of lower margin customer accounts with a longer term view of strengthening gross profits.

      Cost of goods sold as a percentage of sales decreased to 67.6% in the first quarter of 1999 compared to 77.5% in the same quarter last year. The decrease reflects improved arrangements with new manufacturing sources, higher gross profit margins on the Company's revamped apparel lines, greater concentration on core customer accounts and tighter inventory controls.

      Commission and other income decreased by $39,000 or 57.4% during the first quarter of 1999 compared to the corresponding prior quarter, reflecting a decline in the Company's sales agency business.

      SG&A expenses of $432,000 for the first quarter of 1999 decreased by 58.4% compared to $1.0 million for the first quarter of 1998, primarily attributable to a cost cutting plan adopted as part of the Company's turnaround strategy. See "Turnaround Strategy" above. As a percentage of sales, SG&A expenses were 27.2% in the first quarter of 1999 compared to 56.0% in the same quarter last year. Stage II anticipates a continuation in this trend as a result of an estimated $330,000 in annual savings from its office relocation in July 1998 and other cost cutting measures adopted by new management following the Change of Control Transaction.

      Interest and factoring expenses, net of interest income, aggregated $101,000 or 6.4% of sales in the first quarter of 1999 compared to $140,000 or 7.5% of sales in the corresponding quarter last year. The decrease reflects a slight reduction in borrowing levels.

      The Company realized net income of $11,000 or $.00 per share in the first quarter of 1999 compared to a net loss of $692,000 or $.18 per share in the corresponding quarter of 1998, reflecting the foregoing trends. Average common shares outstanding remained unchanged at 3,903,267 shares in both quarters.

      The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash used by Stage II's operating activities during the first quarter of 1999 aggregated $453,000. The Company's cash position increased from $992,000 at December 31, 1998 to $994,000 at March 31, 1999.

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

      In connection with the Change of Control Transaction, Stage II obtained a new factoring and credit facility with The CIT Group/Commercial Services, Inc. (the "Credit Facility") to replace its prior credit facility. The agreements covering the Credit Facility provide for the factor to purchase the Company's accounts receivable that it has preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor receives a commission under the Credit Facility in an amount less than 1% of the net receivables it purchases. The agreements covering the Credit Facility also provide for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 2% above the prime rate. The Company's obligations under the Credit Facility are payable on demand and secured by its inventory, accounts receivable and marketable securities. The aggregate amount of letters of credit and borrowings available under the Credit Facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. The agreements covering the Credit Facility may be terminated without penalty by the Company on May 31, 2000 or the end of any subsequent contract year upon 60 days notice.

      As of March 31, 1999, the Company's net direct borrowings under the Credit Facility aggregated $2.8 million. This reflects a reduction of $4.2 million from mid-year 1998 debt levels. The reduction was primarily attributable to debt repayments of $3 million from the sale of marketable securities and a substantial reduction of inventory since the Change of Control Transaction.

      The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of March 31, 1999, the Company had no material capital expenditure requirements.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

      (a)   EXHIBITS:

    EXHIBIT
    NUMBER:   EXHIBIT
    -------   -------

     27.1     Financial Data Schedule

      (b)   REPORTS ON FORM 8-K.

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STAGE II APPAREL CORP.

Date: April 27, 1999                    By:   /s/ RICHARD SISKIND
                                            --------------------------
                                                  Richard Siskind
                                              Chief Executive Officer
                                             (Duly Authorized Officer)
                                           (Principal Executive Officer)