Form 10-Q
period 1999-06-30
STAGE II APPAREL CORP
filed 1999-08-10
CIK 811933

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1999                  COMMISSION FILE NO. 1-9502


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         TITLE OF CLASS             OUTSTANDING AT JULY 31, 1999

         Common Stock                        4,109,267

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             STAGE II APPAREL CORP.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                             PAGE
                                                                                                           ----

Condensed Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998 .................   2

Condensed Consolidated Statements of Operations - Three Months and Six Months Ended
   June 30, 1999 and 1998 (unaudited)....................................................................   3

Consolidated Statements of Comprehensive Income (Loss) -- Three Months and Six Months Ended
   June 30, 1999 and 1998 (unaudited)....................................................................   4

Condensed Consolidated Statements of Cash Flows - Six Months Ended
   June 30, 1999 and 1998 (unaudited)....................................................................   5

Notes to Condensed Consolidated Financial Statements ....................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations ...................   7


PART II.  OTHER INFORMATION .............................................................................  11

                          PART I. FINANCIAL INFORMATION
                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,        DEC. 31,
                                                                                      1999            1998
                                                                                   ---------       ---------
ASSETS:                                                                           (UNAUDITED)
   Current assets:
     Cash and cash equivalents .................................................   $   839           $   992
     Accounts receivable .......................................................       363               103
     Finished goods inventory ..................................................     2,645             2,855
     Prepaid expenses ..........................................................       138                54
                                                                                   -------           -------
       Total current assets ....................................................     3,985             4,004
   Property and equipment, at cost, less accumulated depreciation ..............        55                86
   Marketable securities .......................................................       391               388
   Goodwill, less accumulated amortization and impairment of $7,904 at
     June 30, 1999 and $7,821 at December 31, 1998, respectively ...............     1,710             1,793
   Other assets ................................................................       798               529
                                                                                   -------           -------



     TOTAL ASSETS ..............................................................   $ 6,939           $ 6,800
                                                                                   -------           -------
                                                                                   -------           -------

LIABILITIES:
   Current liabilities:
     Due to factor .............................................................   $ 2,053           $ 2,331
     Accounts payable ..........................................................       944             1,031
     Due to affiliate ..........................................................       175                26
     Accrued royalties .........................................................        50                80
     Other current liabilities .................................................       367               301
                                                                                   -------           -------
       Total current liabilities ...............................................     3,589             3,769
                                                                                   -------           -------

     TOTAL LIABILITIES .........................................................     3,589             3,769
                                                                                   -------           -------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding ...............................................      --                --
   Common stock, $.01 par value, 9,000 shares authorized; 4,993 shares issued;
     4,110 shares outstanding at June 30, 1999 and 3,904 shares outstanding at
     December 31, 1998  ........................................................        50                50
   Additional paid-in capital ..................................................     7,357             7,502
   Accumulated deficit .........................................................    (2,183)           (2,221)
                                                                                   -------           -------
                                                                                     5,224             5,331
   Less treasury stock, at cost; 889 shares at June 30, 1999 and 1,089 shares at
     December 31, 1998 .........................................................    (1,879)           (2,302)
   Accumulated other comprehensive income ......................................         5                 2
                                                                                   -------           -------

     TOTAL SHAREHOLDERS' EQUITY ................................................     3,350             3,031
                                                                                   -------           -------


   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................   $ 6,939           $ 6,800
                                                                                   -------           -------
                                                                                   -------           -------

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)




                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                            ------------------------      -------------------------
                                                              1999            1998           1999           1998
                                                            ---------      ---------      ---------       ---------



Net sales.................................................    $ 2,270      $   1,653          3,861      $   3,508
Cost of goods sold........................................      1,634          1,219          2,710          2,656
                                                              -------      ---------      ---------      ---------

Gross profit..............................................        636            434          1,151            852
Commission and other income...............................          5             66             34            106
                                                              -------      ---------      ---------      ---------
                                                                  641            500          1,185            958
Selling, general and administrative expenses..............        506            944            938          1,952
                                                              -------      ---------      ---------      ---------

Operating income (loss)...................................        135           (444)           247           (994)

Other income (expenses):
   Interest income..........................................       15             37             30            109
   Interest and factoring expenses .........................     (123)          (225)          (239)          (438)
                                                              -------      ---------      ---------      ---------


Net income (loss).........................................    $    27      $    (632)     $      38      $  (1,323)
                                                              -------      ---------      ---------      ---------
                                                              -------      ---------      ---------      ---------


Earnings (loss) per common share:

   Basic ...................................................  $   .01      $    (.16)     $     .01      $    (.34)
                                                              -------      ---------      ---------      ---------
                                                              -------      ---------      ---------      ---------

   Diluted .................................................  $   .00      $     (16)     $     .01      $    (.34)
                                                              -------      ---------      ---------      ---------
                                                              -------      ---------      ---------      ---------












See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)





                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                            ------------------------      -------------------------
                                                              1999            1998           1999           1998
                                                            ---------      ---------      ---------       ---------

Net income (loss).........................................  $      27      $    (692)     $      38      $  (1,323)

Other comprehensive income (loss):
   Unrealized gains (losses) on marketable securities,
     net of taxes.........................................          3             23              3              8
                                                            ---------      ---------      ---------       ---------


Comprehensive income (loss) ..............................  $      30      $    (669)     $      41      $  (1,315)
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
























See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          -------------------------
                                                                                             1999           1998
                                                                                          ---------       ---------

Net cash provided by (used in) operating activities...................................    $     125       $  (2,029)

INVESTING ACTIVITIES:
   Sale or redemption of available for sale marketable securities ....................          ---             260
                                                                                          ---------       ---------

Net cash provided by investing activities.............................................          ---             260
                                                                                          ---------       ---------

FINANCING ACTIVITIES:
   Factor financing, net..............................................................         (278)          2,322
                                                                                          ----------      ----------

Net cash provided by (used in) financing activities...................................         (278)          2,322
                                                                                          ----------      ----------

Net increase (decrease) in cash and cash equivalents..................................         (153)            553

Cash and cash equivalents at beginning of year........................................          992             641
                                                                                          ---------       ----------


Cash and cash equivalents at end of period............................................    $     839       $   1,194
                                                                                          ----------      ----------
                                                                                          ----------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:


   Cash paid for income taxes ........................................................    $        2      $       2
                                                                                          -----------     ----------
                                                                                          -----------     ----------
   Cash paid for interest, excluding factoring fees $.................................           168      $     284
                                                                                          -----------     ----------
                                                                                          -----------     ----------








See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 1999 and its results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1998 and are incorporated herein by reference.

NOTE 2.  FINISHED GOODS INVENTORY

         Finished goods inventories for the interim periods presented were computed using the gross profit method.

NOTE 3.  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Appropriate items in the accompanying consolidated financial statements for the quarter and six months ended June 30, 1998 have been reclassified to conform to the provisions of FAS 130.

NOTE 4.  EARNINGS (LOSS) PER SHARE

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

         The Company has historically developed its product lines primarily through the acquisition of license rights to nationally recognized brand names for sales of its apparel in the United States. During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for six brand name lines, liquidating its Canadian and Hong Kong subsidiaries and discontinuing its arrangements with a licensee of NBA and NFL brand sportswear. The relinquished lines have been replaced with a new exclusive license for the ADOLFO brand in 1998 and the STANLEY BLACKER brand in August 1999. In addition, the Company has increased emphasis on its own proprietary labels, primarily TIMBER RUN and, commencing in 1999, the CROSS COLOURS trademark. See "Recent Developments" below.

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

TURNAROUND STRATEGY

         Stage II incurred net losses in each year since 1994. To reverse this trend, the Company's new management adopted a turnaround strategy that includes the following components:

     - INCREASING SALES -- by restructuring the Company's sales force by division or brand name to promote a more highly motivated sales staff with a deeper knowledge of each product line and targeted customer base

     - INCREASING PROFIT MARGINS -- by reducing manufacturing inefficiencies, with greater control of inventories, to lower the Company's cost of sales while creating faster inventory turn, thereby avoiding unnecessary markdowns

     - LOWERING FACTORING CHARGES -- by adding more stringent financial controls with a view to reducing factoring charges and debt levels

     - PROMOTING ADMINISTRATIVE EFFICIENCIES -- by continuing the cost cutting efforts undertaken by prior management, but on a more aggressive basis where appropriate, with a minimum objective of bringing overhead costs in line with sales

     - OPTIMIZING FINANCIAL EFFICIENCIES -- by prioritizing the collection of accounts receivable and the management of returns and allowances

     - INCREASING PRODUCTIVITY -- by reducing the Company's cost of management below prior ratios as a percentage of sales while increasing organizational efficiencies, with a greater use of stock options to offset substantial reductions in salary levels.

         The success of the turnaround strategy implemented by the Company's new management contributed to a return to profitable operations in the last two quarters of 1998 before giving effect to lease cancellation and relocation expenses of $561,000, writeoffs of accounts receivable and other noncash or nonrecurring items that added $209,000 to SG&A expenses in the third quarter and $560,000 in the fourth quarter of 1998. For the first and second quarters of 1999, Stage II realized net income of $11,000 and $27,000, respectively, on net sales of $1.6 million and $2.3 million, respectively, marking the Company's first profitable six-month period since 1993.

RECENT DEVELOPMENTS

         OFFICE RELOCATION. In July 1998, Stage II obtained a cancellation of its office lease at 350 Fifth Avenue in New York City and relocated its administrative and sales offices to 1385 Broadway, New York, New York. The cancelled lease covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. In the absence of the cancellation, the Company's estimated future obligations under the lease would have aggregated approximately $4 million. The lease cancellation required a fee of $325,000 and was effective as of July 15, 1998. The fee, together with related relocation costs and leasehold improvement writeoffs aggregated $561,000, were recognized in the third quarter of 1998, contributing to the Company's reported net loss for the quarter. The new lease arrangements cover 3,000 square feet through 2003 at a total annual cost of approximately $80,000. This represents an annual savings to the Company over $330,000 and contributed to Stage II's return to profitability in the first two quarters of 1999.

         INTERNET SALES. In March 1999, Stage II launched a website on the Internet for sales of its branded and proprietary apparel lines to retailers in the United States. Over time, the facility is expected to enhance the Company's visibility to the trade and provide a convenient sourcing tool to its customers. If successful, it could also reduce the Company's dependence on commissioned salesmen, resulting in higher gross profit margins. While sales on the website have been modest to date, the Company believes additional customers use the facility as a virtual showroom and then follow up with orders via phone or fax, avoiding the time and expense of traveling to the Company's showroom in New York City.

         PRODUCT INNOVATION. In May 1999, Stage II completed the acquisition of the CROSS COLOURS trademark, a pioneer brand in the early development of young men's urban fashion. The brand was originally launched in 1989 and achieved rapid success in the early 1990s by creating a fresh new urban look in the youth fashion forward market. The Company has developed its own lines of CROSS COLOURS products internally, with a view toward expanding the availability of lifestyle urban streetwear to a wider audience, targeting mass merchandisers at price points below fashion forward levels. In addition to its own CROSS COLOURS apparel lines, Stage II also plans to license a wide variety of retail items under this brand, focusing on kids' and juniors' activewear, footwear, accessories and home products. The CROSS COLOURS licensing campaign is expected to begin during 1999.

         NEW LICENSE AGREEMENT. In August 1999, the Company obtained an exclusive license to use the STANLEY BLACKER label for men's activewear, swimwear, jeans, sleepwear and loungewear, as well as various categories of accessories. With this established prestige brand, Stage II expects to increase its presence in the higher end markets with a wider distribution channel for the covered categories, upgrading its product mix to further improve overall margins.

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

                               QUARTERLY NET SALES
                                 (IN THOUSANDS)


                                    FIRST              SECOND            THIRD            FOURTH
                                   QUARTER             QUARTER          QUARTER           QUARTER            TOTAL
                                  --------            --------         --------          --------          ---------

1999 .........................    $  1,591            $  2,270         $    ---          $    ---          $     ---
1998 .........................       1,855               1,653            4,130             2,229              9,867
1997 .........................       4,067               2,348            5,718             4,414             16,547



         QUARTERS ENDED JUNE 30, 1999 AND 1998. Net sales of $2.3 million for the second quarter of 1999 increased by 37.3% from $1.7 million in the corresponding quarter of 1998. The increase primarily reflects a restructuring the Company's sales force by division or brand name to promote a more highly motivated team with a deeper knowledge of each product line and targeted customer base.

         Cost of goods sold as a percentage of sales decreased to 72.0% in the second quarter of 1999 compared to 73.7% in the same quarter last year. The decrease reflects improved arrangements with new manufacturing sources, higher gross profit margins on the Company's revamped apparel lines, greater concentration on core customer accounts and tighter inventory controls.

         Commission and other income decreased by 92.4% during the second quarter of 1999 compared to the second quarter of 1998, reflecting a decrease in emphasis on the Company's lower margin sales agency business.

         SG&A expenses of $506,000 for the second quarter of 1999 decreased by 46.4% compared to $944,000 for the corresponding quarter of 1998, primarily attributable to a cost cutting plan adopted as part of the Company's turnaround strategy. See "Turnaround Strategy" above. As a percentage of sales, SG&A expenses were 22.3% in the second quarter of 1999 compared to 57.1% in the same quarter last year. Stage II anticipates a continuation in this trend as a result of an estimated $330,000 in annual savings from its office relocation in July 1998 and other cost cutting measures adopted by new management following the Change of Control Transaction.

         Interest and factoring expenses, net of interest income, aggregated $108,000 or 4.8% of sales in the second quarter of 1999 compared to $188,000 or 11.4% of sales in the corresponding quarter last year. The decrease reflects a reduction in borrowing levels.

         The Company realized net income of $27,000 or $.01 per share in the second quarter of 1999 compared to a net loss of $632,000 or $.16 per share in the corresponding quarter of 1998, reflecting the foregoing trends.

         SIX MONTHS ENDED JUNE 30, 1999 AND 1998. Net sales of $3.9 million for the first six months of 1999 increased by 10.1% from $3.5 million in the corresponding period in 1998. The increase primarily reflects a restructuring the Company's sales force by division or brand name to promote a more highly motivated team with a deeper knowledge of each product line and targeted customer base.

         Cost of goods sold as a percentage of sales decreased to 70.2% in the first half of 1999 compared to 75.7% in the same period last year. The decrease reflects improved arrangements with new manufacturing sources, higher gross profit margins on the Company's revamped apparel lines, greater concentration on core customer accounts and tighter inventory controls.

         Commission and other income decreased by 67.9% during the first half of 1999 compared to the corresponding prior period, reflecting a decrease in emphasis on the Company's sales agency business.

         SG&A expenses of $938,000 for the first six months of 1999 decreased by 51.9% compared to $1,952,000 for the first six months of 1998, primarily attributable to a cost cutting plan adopted as part of the Company's turnaround strategy. See "Turnaround Strategy" above. As a percentage of sales, SG&A expenses were 24.3% in the first two quarters of 1999 compared to 55.6% in the same period last year. Stage II anticipates a continuation in this trend as a result of an estimated $330,000 in annual savings from its office relocation in July 1998 and other cost cutting measures adopted by new management following the Change of Control Transaction.

         Interest and factoring expenses, net of interest income, aggregated $209.000 or 5.4% of sales in the first half of 1999 compared to $329,000 or 9.4% of sales in the corresponding period last year. The decrease reflects a reduction in borrowing levels.

         The Company realized net income of $38,000 or $.01 per share in the first six months of 1999 compared to a net loss of $1,323,000 or $.34 per share in the corresponding period in 1998, reflecting the foregoing trends.
         The results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash provided by Stage II's operating activities during the first six months of 1999 aggregated $125,000. The Company's cash position decreased from $992,000 at December 31, 1998 to $839,000 at June 30, 1999, due primarily to reduced factor debt.

         CAPITAL RESOURCES. During 1997, the Company repatriated all of its Hong Kong subsidiary's cash and marketable securities aggregating $9.3 million, of which $6.0 million was used to reduce short term debt. The repatriation did not trigger domestic taxes due to the availability of net operating losses to offset the taxable income from the repatriation. In 1998, the Company sold marketable securities netting $3.0 million, all of which was used to reduce short term debt. At June 30, 1999, the Company retained marketable securities with a carrying value of $391,000.

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

         As of June 30, 1999, the Company's net direct borrowings under the Credit Facility aggregated $2.1 million. This reflects a reduction of $4.9 million from mid-year 1998 debt levels. The reduction was primarily attributable to debt repayments of $3 million from the sale of marketable securities and a substantial reduction of inventory since the Change of Control Transaction.

         The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of June 30, 1999, the Company had no material capital expenditure requirements.

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


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 27, 1999, the Company held its annual meeting of shareholders. All of the incumbent Class II directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below.


                                       VOTES
                                     VOTES FOR                     WITHHELD
                                     ---------                     --------
          Barry Fertel               1,778,644                      10,300
          Jon Siskind                1,778,644                      10,300



         The shareholders also approved the Company's 1998 Incentive Stock Option Plan at the annual meeting. The number of votes cast on this proposal are set forth below.


                                         VOTES                  VOTES
                     VOTES FOR          WITHHELD              ABSTAINING
                     ---------          --------              ----------
                      748,007            36,600                 7,400



ITEM 6.EXHIBITS AND REPORTS ON FORM 8 - K.

         (a)  EXHIBITS:

     EXHIBIT
     NUMBER:        EXHIBIT

      27.1          Financial Data Schedule


         (b) REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   STAGE II APPAREL CORP.



Date:  August 9, 1999                              By:    /s/  RICHARD SISKIND
                                                       -------------------------
                                                          Richard Siskind
                                                      Chief Executive Officer
                                                     (Duly Authorized Officer)
                                                   (Principal Executive Officer)