Form 10-Q
period 1999-09-30
STAGE II APPAREL CORP
filed 1999-11-12
CIK 811933

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


   FOR THE QUARTER ENDED SEPTEMBER 30, 1999       COMMISSION FILE NO. 1-9502


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               TITLE OF CLASS                    OUTSTANDING AT OCTOBER 31, 1999

                Common Stock                                4,109,267

================================================================================

                             STAGE II APPAREL CORP.

                                      INDEX


                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998 ...............   2

Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended
   September 30, 1999 and 1998 (unaudited) .................................................................   3

Consolidated Statements of Comprehensive Income (Loss) -- Three Months and Nine Months Ended
   September 30, 1999 and 1998 (unaudited) .................................................................   4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 1999 and 1998 (unaudited) .................................................................   5

Notes to Condensed Consolidated Financial Statements .......................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations ......................   7


PART II.  OTHER INFORMATION ................................................................................  11

                          PART I. FINANCIAL INFORMATION
                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          SEPT. 30,       DEC. 31,
                                                                                            1999            1998
                                                                                          ---------       ---------
ASSETS:                                                                                   (UNAUDITED)
   Current assets:
     Cash and cash equivalents........................................................    $     840       $     992
     Accounts receivable..............................................................          200             103
     Finished goods inventory.........................................................        1,986           2,855
     Prepaid expenses.................................................................           44              54
                                                                                          ---------       ---------
       Total current assets...........................................................        3,070           4,004
   Property and equipment, at cost, less accumulated depreciation.....................           49              86
   Marketable securities..............................................................          576             388
   Goodwill, less accumulated amortization and impairment of $7,946 at
     September 30, 1999 and $7,821 at December 31, 1998, respectively.................        1,668           1,793
   Other assets.......................................................................          796             529
                                                                                          ---------       ---------

     TOTAL ASSETS.....................................................................    $   6,159       $   6,800
                                                                                          =========       =========

LIABILITIES:
   Current liabilities
     Due to factor....................................................................    $   1,662       $   2,331
     Accounts payable.................................................................        1,070           1,031
     Due to affiliate.................................................................           --              26
     Accrued royalties................................................................            7              80
     Other current liabilities........................................................           67             301
                                                                                          ---------       ---------
       Total current liabilities......................................................        2,806           3,769
                                                                                          ---------       ---------

     TOTAL LIABILITIES................................................................        2,806           3,769
                                                                                          ---------       ---------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding......................................................          ---             ---
   Common stock, $.01 par value, 9,000 shares authorized; 4,999 shares issued;
     4,109 shares outstanding at September 30, 1999 and 3,904 shares outstanding
     at December 31, 1998.............................................................           50              50
   Additional paid-in capital.........................................................        7,357           7,502
   Accumulated deficit................................................................       (2,177)         (2,221)
                                                                                          ---------       ---------
                                                                                              5,230           5,331
   Less treasury stock, at cost; 889 shares at September 30, 1999 and 1,089 shares
     at December 31, 1998.............................................................       (1,879)         (2,302)
   Accumulated other comprehensive income.............................................            2               2
                                                                                          ---------       ---------

     TOTAL SHAREHOLDERS' EQUITY.......................................................        3,353           3,031
                                                                                          ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................    $   6,159       $   6,800
                                                                                          =========       =========

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ------------------------      -------------------------
                                                                1999            1998           1999           1998
                                                              ---------      ---------      ---------       ---------
Net sales...................................................  $   3,412      $   4,130          7,273       $   7,638
Cost of goods sold..........................................      2,748          3,038          5,458           5,694
                                                              ---------      ---------      ---------       ---------

Gross profit................................................        664          1,092          1,815           1,944
Commission and other income.................................          4             96             38             202
                                                              ---------      ---------      ---------       ---------
                                                                    668          1,188          1,853           2,146
Selling, general and administrative expenses................        554            765          1,492           2,717
Loss on lease cancellation..................................         --            561             --             561
                                                              ---------      ---------      ---------       ---------

Operating income (loss).....................................        114           (138)           361          (1,132)

Other income (expenses):
   Interest income..........................................         16             26             46             100
   Interest and factoring expenses..........................       (124)          (309)          (363)           (712)
                                                              ---------      ---------      ---------       ---------

Income (loss) before income tax benefit.....................          6           (523)            44          (1,846)

Income tax benefit..........................................         --             51             --              51
                                                              ---------      ---------      ---------       ---------

Net income (loss)...........................................  $       6      $    (472)     $      44       $  (1,795)
                                                              =========      =========      =========       =========

Earnings (loss) per common share:
   Basic....................................................  $    .00       $    (.12)     $    (.01)      $    (.46)
                                                              ========       =========      =========       =========

   Diluted..................................................  $    .00       $    (.12)     $    (.01)      $    (.46)
                                                              ========       =========      =========       =========

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ------------------------      -------------------------
                                                                1999            1998           1999           1998
                                                              ---------      ---------      ---------       ---------
Net income (loss)...........................................  $       6      $    (472)     $      44       $  (1,795)

Other comprehensive income (loss):
   Unrealized gains on marketable securities,
     net of taxes...........................................         --             --              3               8
                                                              ---------      ---------      ---------       ---------

Comprehensive income (loss).................................  $       6      $    (472)     $      47       $  (1,787)
                                                              =========      =========      =========       =========

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             -------------------------
                                                                                1999           1998
                                                                             ---------       ---------
Net cash provided by (used in) operating activities........................  $     705       $  (2,111)

INVESTING ACTIVITIES:
   Purchase of marketable securities.......................................       (188)            ---
   Sale or redemption of available for sale marketable securities..........        ---             260
                                                                             ---------       ---------

Net cash provided by (used in) investing activities........................       (188)            260
                                                                             ---------       ---------

FINANCING ACTIVITIES:
   Factor financing, net...................................................       (669)          2,564
                                                                             ---------       ---------

Net cash provided by financing activities..................................         --           2,564
                                                                             ---------       ---------

Net increase (decrease) in cash and cash equivalents.......................       (152)            713

Cash and cash equivalents at beginning of year.............................        992             641
                                                                             ---------       ---------

Cash and cash equivalents at end of period.................................  $     840       $   1,354
                                                                             =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

   Cash paid for income taxes..............................................  $     ---       $      51
                                                                             =========       =========

   Cash paid for interest, excluding factoring fees........................  $     244       $     502
                                                                             =========       =========

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 1999 and its results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1998 and are incorporated herein by reference.

NOTE 2.  FINISHED GOODS INVENTORY

         Finished goods inventories for the interim periods presented were computed using the gross profit method.

NOTE 3.  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Appropriate items in the accompanying consolidated financial statements for the quarter and nine months ended September 30, 1998 have been reclassified to conform to the provisions of FAS 130.

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

         The Company has historically developed its product lines primarily through the acquisition of license rights to nationally recognized brand names for sales of its apparel in the United States. During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for six brand name lines, liquidating its interests in its Canadian and Hong Kong subsidiaries and discontinuing its arrangements with a licensee of NBA and NFL brand sportswear. The relinquished lines have been replaced with a new exclusive license for the ADOLFO brand in 1998 and the STANLEY BLACKER brand in August 1999. In addition, the Company has increased emphasis on its own proprietary labels, primarily TIMBER RUN, MAIN EVENT, PRO TOUR and, commencing in 1999, the CROSS COLOURS trademark. See "Recent Developments" below.

         In general, the Company's licensed brand name apparel sells at a higher price and with greater gross profit margins than comparable non-branded apparel. These advantages are partially offset by royalty and advertising expenses incurred in accordance with the Company's license agreements. These costs are included in selling, general and administrative ("SG&A") expenses. The new management team that joined the Company as part of a change of control transaction in May 1998 (the "Change of Control Transaction") has added new apparel lines and plans to add more lines that retain the advantages of brand name recognition without the high costs associated with Stage II's prior licenses.

TURNAROUND STRATEGY

         Stage II incurred net losses in each year from 1994 through 1998. To reverse this trend, the Company's new management adopted a turnaround strategy that includes the following components:

     o INCREASED SALES -- added nationally recognized licenses and restructured the sales force by division or brand name to promote a more highly motivated sales staff with a deeper knowledge of each product line and targeted customer base

     o INCREASED PROFIT MARGINS -- reduced manufacturing inefficiencies, with greater control of inventories, to lower the Company's cost of sales while creating faster inventory turn, thereby avoiding unnecessary markdowns

     o LOWER FACTORING CHARGES -- added more stringent financial controls with a view to reducing factoring charges and debt levels

     o PROMOTED ADMINISTRATIVE EFFICIENCIES -- pursued cost cutting initiatives on an aggressive basis where appropriate, with a minimum objective of bringing overhead costs in line with sales

     o OPTIMIZED FINANCIAL EFFICIENCIES -- prioritized the collection of accounts receivable and the management of returns and allowances

     o INCREASED PRODUCTIVITY -- reduced the Company's cost of management below prior ratios as a percentage of sales while increasing organizational efficiencies, with a greater use of stock options to offset substantial reductions in salary levels.

     The success of the turnaround strategy implemented by the Company's new management contributed to a return to profitable operations in the last two quarters of 1998 before giving effect to lease cancellation and relocation expenses of $561,000, writeoffs of accounts receivable and other noncash or nonrecurring items that added $209,000 to SG&A expenses in the third quarter and $560,000 in the fourth quarter of 1998. For the first three quarters of 1999, Stage II realized net income aggregating $44,000 on net sales of $7.3 million, marking the Company's first profitable nine-month period since 1993.

RECENT DEVELOPMENTS

         INTERNET SALES. In March 1999, Stage II launched an e-commerce business-to-business website on the Internet for sales of its branded and proprietary apparel lines to retailers in the United States. Over time, the facility is expected to enhance the Company's visibility to the trade and provide a convenient sourcing tool to its customers. If successful, it could also reduce the Company's dependence on commissioned salesmen, resulting in higher gross profit margins. While sales on the website have been modest to date, the Company has achieved its initial goal of attracting additional retailers, who use the facility as a virtual showroom and then follow up with orders via phone or fax, avoiding the time and expense of traveling to the Company's showroom in New York City.

         PRODUCT INNOVATION. In May 1999, Stage II completed the acquisition of the CROSS COLOURS trademark, a pioneer brand in the early development of young men's urban fashion. The brand was originally launched in 1989 and achieved rapid success in the early 1990s by creating a fresh new urban look in the youth fashion forward sector. The Company has developed its own lines of CROSS COLOURS products internally, with a strategy of offering affordable prices to expand the availability of lifestyle urban streetwear to a wider audience within the young men's youth market. In addition to its own CROSS COLOURS apparel lines, Stage II also plans to license a wide variety of retail items under this brand, focusing initially on footwear, accessories, kids' and juniors' activewear and home products.

         NEW LICENSE AGREEMENT. In August 1999, the Company obtained an exclusive license to use the STANLEY BLACKER brand for men's activewear, swimwear, jeans, sleepwear and loungewear, as well as various categories of accessories. With this established prestige brand, Stage II expects to increase its presence in the higher end markets with a wider distribution channel for the covered categories, upgrading its product mix to further improve overall margins.

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

                               QUARTERLY NET SALES
                                 (IN THOUSANDS)

                                     FIRST            SECOND             THIRD           FOURTH
                                    QUARTER           QUARTER           QUARTER          QUARTER            TOTAL
                                    --------         ---------         ---------        ---------         ---------
1999.............................   $  1,591         $   2,270         $   3,412        $     ---         $     ---
1998.............................      1,855             1,653             4,130            2,229             9,867
1997.............................      4,067             2,348             5,718            4,414            16,547

         QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998. Net sales of $3.4 million for the third quarter of 1999 decreased by 17.4% from $4.1 million in the corresponding quarter of 1998. The decrease primarily reflects tighter inventory controls. The Company expects its comparable quarterly volumes to return to a growth trend in subsequent periods.

         Cost of goods sold as a percentage of sales increased to 80.5% in the third quarter of 1999 compared to 73.6% in the same quarter last year. The increase primarily reflects a sell-off of old inventory on hand prior to the Change of Control Transaction.

         Commission and other income decreased by 95.8% during the third quarter of 1999 compared to the third quarter of 1998, reflecting a decrease in emphasis on the Company's lower margin sales agency business.

         SG&A expenses of $554,000 for the third quarter of 1999 decreased by 28.9% compared to $765,000 for the corresponding quarter of 1998, primarily attributable to a cost cutting plan adopted as part of the Company's turnaround strategy. See "Turnaround Strategy" above. As a percentage of sales, SG&A expenses were 16.2% in the third quarter of 1999 compared to 18.5% in the same quarter last year. Stage II anticipates a continuation in this trend as a result of an estimated $330,000 in annual savings from its office relocation in July 1998 and other cost cutting measures adopted by new management following the Change of Control Transaction.

         Interest and factoring expenses, net of interest income, aggregated $108,000 or 3.2% of sales in the third quarter of 1999 compared to $283,000 or 6.9% of sales in the corresponding quarter last year. The decrease reflects a reduction in borrowing levels primarily attributable to tighter inventory controls.
         The Company realized net income of $6,000 or $.00 per share in the third quarter of 1999 compared to a net loss of $472,000 or $.12 per share in the corresponding quarter of 1998, reflecting the foregoing trends.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998. Net sales of $7.3 million for the first nine months of 1999 decreased by 4.8% from $7.6 million in the corresponding period in 1998. The decrease primarily reflects stronger inventory controls.

         Cost of goods sold as a percentage of sales increased to 80.5% in the first nine months of 1999 compared to 74.5% in the same period last year. The decrease primarily reflects tighter inventory controls.

         Commission and other income decreased by 81.2% during the first nine months 1999 compared to the corresponding prior period, reflecting a decrease in emphasis on the Company's sales agency business.

         SG&A expenses of $1.5 million for the first nine months of 1999 decreased by 45.1% compared to $2.7 million for the first nine months of 1998, primarily attributable to a cost cutting plan adopted as part of the Company's turnaround strategy. See "Turnaround Strategy" above. As a percentage of sales, SG&A expenses were 20.5% in the first three quarters of 1999 compared to 35.6% in the same period last year.

         Interest and factoring expenses, net of interest income, aggregated $317,000 or 4.4% of sales in the first three quarters of 1999 compared to $612,000 or 8.0% of sales in the corresponding period last year. The decrease reflects a reduction in borrowing levels primarily attributable to tighter inventory controls.

         The Company realized net income of $44,000 or $.01 per share in the first nine months of 1999 compared to a net loss of $1.8 million or $.46 per share in the corresponding period in 1998, reflecting the foregoing trends and, for the.1998 period, a lease cancellation expense of $561,000.

         The results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash provided by Stage II's operating activities during the first nine months of 1999 aggregated $705,000. The Company's cash position decreased from $992,000 at December 31, 1998 to $840,000 at September 30, 1999, due primarily to reduced factor debt.

         CAPITAL RESOURCES. In 1998, the Company sold marketable securities netting $3.0 million, all of which was used to reduce short term debt. At September 30, 1999, the Company retained marketable securities with a carrying value of $576,000.

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

         As of September 30, 1999, the Company's net direct borrowings under the Credit Facility aggregated $1.7 million. This reflects a reduction of $5.6 million from debt levels at September 30, 1998. The reduction was primarily attributable to debt repayments of $3 million from the sale of marketable securities and a substantial reduction of inventory since the Change of Control Transaction.

         The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of September 30, 1999, the Company had no material capital expenditure requirements.

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


                                          STAGE II APPAREL CORP.


Date: November 9, 1999                    By:       /s/  RICHARD SISKIND
                                               ---------------------------------
                                                       Richard Siskind
                                                   Chief Executive Officer
                                                  (Duly Authorized Officer)
                                                (Principal Executive Officer)