Form 10-K405
period 1999-12-31
STAGE II APPAREL CORP
filed 2000-03-30
CIK 811933

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999           COMMISSION FILE NO. 1-9502

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [|X|]

As of March 15, 2000, there were 4,121,267 shares of Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $2,800,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         GENERAL. Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of casual apparel, activewear and collection sportswear for men and boys. The Company markets its apparel to specialty and department store chains, sporting goods stores and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. During the last two years, the Company has streamlined its operations under a new management team, increased its focus on its most popular labels, acquired the CROSS COLOURS trademark, a pioneer in the early development of young men's urban fashion, added an Internet enabled virtual showroom for new and existing customers.

         MARKET POSITION. The Company believes it is a recognized supplier with a reputation for quality and value in its market segment. This assessment is based on factors including merchandiser recognition of the Company's licensed and proprietary brand names, its apparel sales penetration in major chain stores and the fragmented nature of the industry. During 1999, Stage II had over 500 customers, with increasing penetration anticipated from its new brands targeted at higher end markets and from a recently implemented program for licensing its own CROSS COLOURS brand outside its market sector.

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

         MARKET INNOVATION. Stage II launched an innovative business-to-business website on the Internet in March 1999 for sales of its licensed brandname and proprietary apparel lines to retailers in the United States and worldwide sales of its proprietary lines. The facility enhances the Company's visibility to the trade and provides a convenient sourcing tool to its customers. Ultimately, the website is also expected to reduce Stage II's dependence on commissioned salesmen, resulting in higher profit margins. See "Marketing."

         PRODUCT INNOVATION. In May 1999, Stage II acquired the CROSS COLOURS trademark, a pioneer brand in the early development of young men's urban streetwear. The brand was originally launched in 1989, achieving rapid success in the early 1990s by creating a fresh new urban look in the young men's fashion forward market. The Company has developed its own lines of CROSS COLOURS streetwear and plans to license a wide variety of retail items to expand the availability of these products in mainstream market segments. See "ProductsCCross Colours Trademark" below.

REDIRECTION OF BUSINESS

         PRIOR LOSSES. Prior to its management change in 1998, the Company had difficulties in maintaining strong gross profit margins and cutting fixed costs. This resulted in substantial losses between 1995 and 1997. See "Management's Discussion and Analysis of Financial Position and Results of Operations." Stage II's new management brought in during 1998 implemented a number of strategic changes to reverse the decline in the Company's business. These efforts were undertaken with a view to increasing shareholder values by cutting expenses, restructuring the sales force, improving controls, increasing productivity, adding new apparel lines and acquiring the CROSS COLOURS TRADEMARK to the strengthen the Company's asset base and market appeal.

         CHANGE OF CONTROL. In May 1998, Stage II and three of its founders (the "Founders") completed various transactions (the "Change of Control Transactions") with Richard Siskind, the principal shareholder and CEO of several companies engaged in the apparel industry. The Change of Control Transactions included the sale to Mr. Siskind of 1.9 million shares of the Company's common stock ("SA Common Stock") held by the Founders. As part of the Change of Control Transactions, the Company also added a new management team headed by Mr. Siskind, reconstituted its board of directors and obtained a new credit facility arranged by Mr. Siskind. The Company believes Mr. Siskind's experience and industry contacts have substantially contributed to its turnaround, reflected by its return to profitability in 1999.

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

         During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for six brand name lines, liquidating its interests in its Canadian and Hong Kong subsidiaries and discontinuing its arrangements with a licensee of NBA and NFL brand sportswear. The relinquished lines have been replaced with a new exclusive license for the ADOLFO brand in 1998 and the STANLEY BLACKER brand in August 1999. In addition, the Company has increased emphasis on its own proprietary labels, primarily TIMBER RUN, MAIN EVENT, PRO TOUR and, commencing in 1999, the CROSS COLOURS trademark, a pioneer brand in the early development of young men's urban fashion. Stage II has relaunched the Cross Colours brand for the 2000 Spring/Summer season with the same innovation in design and marketing associated with the pioneer trademark. Its new lineup of CROSS COLOURS streetwear has been well received by upstairs specialty stores nationwide, creating momentum for the line as well as licensing opportunities for products outside the Company's market sector.

         ADOLFO LICENSES. In August 1998, the Company added exclusive ADOLFO licenses for two separate apparel lines. The first includes mens activewear and leisure lifestyle apparel. The second features an upscale collection of mens knitwear, sweaters and woven shirts. Both lines are targeted for department, sporting goods and specialty stores. The licenses run for three-year terms with extension rights through December 2009. The ADOLFO Collection marks the Company's initial success in trading up to more upscale brands identified with higher quality markets, while the activewear license provides an opportunity to expand recognition for this brand within the Company's existing customer base. Stage II has allocated substantial resources to build the new lines and believes the favorable terms of the license, coupled with the other components of its turnaround strategy, will contribute to the planned rebuilding of its core business. Sales of the new ADOLFO lines commenced in the 1999 Spring season.

         STANLEY BLACKER LICENSE. In August 1999, the Company obtained an exclusive license to use the STANLEY BLACKER brand for men's activewear, swimwear, jeans, sleepwear and loungewear, as well as various categories of accessories. With this established prestige brand, Stage II expects to increase its presence in the higher end markets with a wider distribution channel for the covered categories, upgrading its product mix to further improve overall margins.

         LICENSED BRAND NAME APPAREL SALES. The Company's licensed brand name apparel generally sells at a higher price and with greater gross profit margins than its comparable private and proprietary label apparel. During 1999, 1998 and 1997, sales of brand name apparel accounted for approximately 19%, 46% and 60%, respectively, of the Company's net sales. The historical reduction in licensed brand name apparel as a percentage of product mix reflects an increased reliance on proprietary labels in response to greater demand for more moderately priced men's and boys' activewear. The Company's new management team has moderated this trend by adding apparel lines that retain the advantages of brand name recognition without the high costs associated with Stage II's prior licenses.

         LICENSE AGREEMENTS. The Company's current license agreements require it to make minimum annual royalty payments ranging from approximately $37,500 to $150,000. These thresholds generally increase for each successive license year. The license agreements also provide the licensor with a right of termination if the Company defaults on these obligations or fails to maintain quality control. Stage II is in compliance with the terms of each of its license agreements. The agreements run for various periods and are generally renewable. Prior to expiration of a profitable license, Stage II is usually able to obtain renewals or replacements on comparable terms.

         CROSS COLOURS TRADEMARK. In May 1999, Stage II acquired the CROSS COLOURS trademark from a group including one of the Company's outside directors in exchange for 200,000 shares of SA Common Stock. The Company plans to leverage the brand's strong association with the early development of young men's urban streetwear to capitalize on the growing popularity of this style in young men's fashion. The Company's strategy is to develop its own lines of CROSS COLOURS products internally and license a wide variety of retail items to expand the availability of lifestyle urban streetwear under this brand to a wider audience, targeting upscale retailers at price points below fashion forward levels.

         The Company's planned licensing business for CROSS COLOURS is focused on kids' and juniors' activewear, footwear, accessories and home products. The licensing campaign was initiated in the first quarter of 2000 under an exclusive three-year manufacturing and distribution arrangement for boys' sportswear with Kids Headquarters, a division of Wear Me Apparel, one of the largest privately owned children's apparel companies with over 25 years of success in this market. The launch of CROSS COLOURS for boys is scheduled for the Fall 2000 season. Stage II is continuing to review additional licensing proposals for this brand in other categories of the fast growing urban streetwear youth fashion market.

         PRODUCT MIX. The Company's new ADOLFO collections and other apparel lines added in 1999 replaced its DUNLOP and SPALDING licenses, which accounted for over 10% of net sales in 1998 and 1997, respectively. Stage II has also increased emphasis on its own TIMBER RUN label, which accounted for approximately 17%, 25% and 15% of its net sales in 1999, 1998 and 1997, respectively, as well as its internal and licensed CROSS COLOURS lines, which are expected to begin contributing to net sales at meaningful levels in 2000.

MARKETING AND DISTRIBUTION

         MARKETING STRATEGY. The Company's marketing strategy focuses on multiple product lines of quality casual apparel and activewear distinguished by design, brand and label. Stage II sells its products through a sales force consisting of nine sales employees and three sales agents located in New York City and other domestic locations. The Company advertises its brand name products through its catalogs distributed each season and magazines including DISCOUNT STORES NEWS, a trade periodical, and the DAILY NEWS RECORD. The Company also displays its merchandise in showrooms at its New York City headquarters and its virtual Internet showroom. In addition, Stage II exhibits its apparel at the semi-annual trade shows produced by the Men's Apparel Guild (MAGIC), a major men's and boys' apparel show, and other trade shows.

         INTERNET SALES. In March 1999, the Company launched its website (Stageii.com) for business-to-business e-commerce transactions. The website is designed to bring the Company's showroom to apparel retailers of all sizes anywhere in the world. As a result, for the first time, the Company's "new look" items can be conveniently accessed at any time on the Internet, potentially changing the way many retailers will do business.

         Recognizing the impact of the Internet as a marketing tool in a business-to-business environment, Stage II developed its website specifically for reaching out to its current and potential customer base, including smaller retailers whose limited resources would otherwise restrict their access to key apparel manufacturers. The Company believes the introduction of its innovative website may eliminate this disadvantage, allowing retailers of any size to gain instantaneous contact with Stage II to review the showroom and immediately order current merchandise from inventory on a real-time basis. As a result, the website gives the smaller retailer the same access to the Company's latest apparel lines as the major nationwide retail chains. This not only eliminates costly product review trips by customers but may also reduce the Company's marketing expenses.

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

         CUSTOMERS. In 1999, the Company's products were sold to over 500 customers operating national and regional specialty and department store chains, sporting goods stores and wholesale membership clubs throughout the United States, Canada and Mexico. The Company's ten largest customers during 1999 (measured by sales) were Ames Department Stores, Pamida, Academy, United Merchandising, Modecraft Fashions, Wal-Mart Stores, Value City, Ann & Hope, Mercantile Stores and General Textiles. Approximately 32% of the Company's 1999 net sales were made to these customers, of which Ames Department Stores, Inc. accounted for approximately 16% of net sales in both 1999 and 1998.

         DISTRIBUTION. The Company's brand name and proprietary label products are generally prepacked at the manufacturing site into cartons, shipped to an East Coast warehouse and then shipped directly to the customer without repacking. Products sold under retailers' own private labels are occasionally shipped directly to the retailer.

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

         During 1999 and 1998, Stage II acted as purchasing agent in apparel sourcing transactions for third parties aggregating $480,000 and $2.4 million, respectively. Rather than include these amounts in its net sales, the Company books its fees for these services as commission income. Information on the amounts of net sales and commission income as well as operating profit and identifiable assets attributable to the Company's operations in the United States and abroad is set forth in Note 2 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

IMPORTS AND IMPORT RESTRICTIONS

         CURRENT IMPORT CONSIDERATIONS. The Company imports substantially all of its products from various foreign countries located in Asia, Africa and Europe. Imports of apparel products from these countries are subject to constraints imposed by multilateral textile agreements with the United States applicable to specific product categories. As products in a certain product category are imported from a country into the United States, that country's quota for the product category is utilized. When an annual quota limit is reached, no more products in the category may enter into the United States during the year from that country. Stage II monitors the amount of unutilized quota available for import of the Company's products on a weekly basis and arranges its production schedules accordingly. The Company further minimizes its potential exposure to quota risks through, among other things, geographical diversification of its manufacturing sources and shifts of production among countries and manufacturers. Stage II bases its choice of manufacturer, in part, on quota considerations.

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

BACKLOG

         The Company's backlog of orders for garments at March 15, 2000 totaled approximately $2.5 million, including 2000 sales through that date, compared to backlog of approximately $3.8 million at March 26, 1999, including sales through that date. All of the orders at March 15, 2000 are scheduled for delivery by the end of the year. Backlog represents orders placed by customers that are not yet due for shipment. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Cancellations, rejections and returns can reduce the amount of net sales resulting from the backlog of orders. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful or indicative of subsequent actual shipments.

COMPETITION

          The apparel business is highly competitive and consists of many importers, distributors and manufacturers, none of which accounts for a significant percentage of total industry sales, but some of which are larger and have substantially greater resources than the Company. Stage II competes with distributors that import apparel from abroad, with domestic retailers having established foreign manufacturing relationships and with companies that produce apparel domestically. The Company's sector of the apparel industry is highly fragmented, and management believes that Stage II is a leading supplier of casual apparel and activewear marketed under a number of nationally recognized brand names and proprietary labels.

EMPLOYEES

         As of December 31, 1999, the Company had ten employees. None of the Company's employees are represented by a union. Stage II considers its working relationships with employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

ITEM 2.  PROPERTIES

NEW YORK OFFICE HEADQUARTERS

         In July 1998, Stage II obtained a cancellation of its office lease at 350 Fifth Avenue in New York City and relocated its administrative and sales offices to 1385 Broadway, New York, New York. The cancelled lease covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. In the absence of the cancellation, the Company's estimated future obligations under the lease would have aggregated approximately $4 million. The lease cancellation required a fee of $325,000 and was effective as of July 15, 1998. The lease cancellation fee, together with related relocation costs and writeoffs of leasehold improvements, were recognized in 1998 at a total estimated cost of $561,000, of which $244,000 was reversed in 1999 based on actual lease cancellation and relocation costs. The Company's new lease arrangements cover 3,000 square feet through 2003 at a total annual cost of approximately $80,000, representing annual savings over $330,000.

DISTRIBUTION FACILITIES

         During the last two years, the Company distributed substantially all of its finished garments in the United States from a public distribution facility located in the New York metropolitan area, leased on a month-to-month basis. In 1999 and 1998, the Company's aggregate warehouse and distribution costs were approximately $117,000 and $140,000, respectively.

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

                                                           MARKET PRICES
                                                       ---------------------
                                                       HIGH             LOW
                                                       -----           -----
1998:

First quarter......................................    $2.06           $ .63
Second quarter.....................................     1.00             .50
Third quarter......................................     1.75             .56
Fourth quarter.....................................     1.38             .81

1999:

First quarter......................................     3.81             .88
Second quarter.....................................     2.38            1.25
Third quarter......................................     2.00            1.38
Fourth quarter.....................................     1.69            1.13

2000:

First quarter (through March 15, 2000).............     1.50            1.00


SECURITY HOLDERS

         As of February 29, 2000, there were 110 holders of record of the SA Common Stock. Stage II estimates that there are at least 750 beneficial owners of SA Common Stock.

DIVIDENDS

          The Company has not paid any dividends on the SA Common Stock since 1994 and does not expect to consider reinstituting dividend payments in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial data of Stage II at and for the year ended December 31 in each of the five years through 1999. The selected financial data presented below has been derived from the Company's audited consolidated financial statements, which have been restated for 1995 to account for the operations of the Company's Canadian subsidiary as discontinued operations in view of the Company's decision in 1996 to dispose of its interest in the subsidiary. For each of the three years through December 31, 1999, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Report.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                   1999         1998         1997         1996         1995
                                                 --------     --------     --------     --------     --------
INCOME STATEMENT DATA:
Net sales ...................................    $ 10,537     $  9,867     $ 16,547     $ 33,428     $ 60,177
Cost of goods sold ..........................       7,982        7,859       14,234       28,016       48,357
                                                 --------     --------     --------     --------     --------
   Gross profit .............................       2,555        2,008        2,313        5,412       11,820
Commission and other income .................          97          251          442          678        1,599
                                                 --------     --------     --------     --------     --------
                                                    2,652        2,259        2,755        6,090       13,419
Selling, general and administrative expenses        2,431        3,391        6,083        9,195       13,341
Loss (gain) on lease cancellation ...........        (244)         561           --           --           --
Impairment of prepaid salary and non-compete           --           --          255          512           --
Impairment of goodwill ......................          --           --        5,029           --           --
Loss (gain) on sale of securities ...........         (22)          --          285           --           --
Loss (gain) on settlement of litigation .....          --           --         (249)         (13)         577
                                                 --------     --------     --------     --------     --------
   Operating income (loss) ..................         487       (1,693)      (8,648)      (3,604)        (499)
Interest expense, net .......................         405          544          690        1,588        2,421
                                                 --------     --------     --------     --------     --------
   Income (loss) from continuing operations
     before income taxes (benefit) ..........          82       (2,237)      (9,338)      (5,192)      (2,920)
Income taxes (benefit) ......................           6           81           74          (33)        (342)
                                                 --------     --------     --------     --------     --------
   Income (loss) from continuing operations .          76       (2,318)      (9,412)      (5,159)      (2,578)
                                                 --------     --------     --------     --------     --------
Discontinued operations:
   Loss from discontinued operations ........          --           --           --         (324)        (684)
   Gain (loss) on disposal of discontinued
     operations .............................          --           --          163       (1,479)          --
                                                 --------     --------     --------     --------     --------
                                                       --           --          163       (1,803)        (684)
                                                 --------     --------     --------     --------     --------
Net income (loss) ...........................    $     76     $ (2,318)    $ (9,249)    $ (6,962)    $ (3,262)
                                                 ========     ========     ========     ========     ========
Net income (loss) per common share:
   Income (loss) from continuing operations .    $    .02     $   (.59)    $  (2.28)       (1.23)    $   (.60)
   Income (loss) from discontinued operations          --           --          .04         (.43)        (.18)
                                                 --------     --------     --------     --------     --------
Weighted average common shares outstanding ..       4,037        3,904        4,128        4,196        4,195
                                                 ========     ========     ========     ========     ========

                                                                     AS OF DECEMBER 31,
                                                 ------------------------------------------------------------
                                                   1999         1998         1997         1996         1995
                                                 --------     --------     --------     --------     --------
SUMMARY BALANCE SHEET DATA:
   Total assets...............................   $  6,409     $  6,800     $ 11,178     $ 25,809     $ 39,536
   Due to factor..............................      1,817        2,331        4,650        7,174       11,658
   Long term debt, excluding current portion..         --           --           --          699        1,295
   Shareholders' equity.......................      3,310        3,031        5,327       14,390       21,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         INTRODUCTION. The Company has historically developed its product lines primarily through the acquisition of license rights to nationally recognized brand names for sales of its apparel in the United States. During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for six brand name lines, liquidating its Canadian and Hong Kong subsidiaries and discontinuing its arrangements with a licensee of NBA and NFL brand sportswear. The relinquished lines have been replaced with a new exclusive license for the ADOLFO brand in 1998, the STANLEY BLACKER brand in 1999 and an increased emphasis on the Company's own proprietary labels, primarily TIMBER RUN and, commencing in 1999, the CROSS COLOURS trademark, a pioneer in the early development of young men's urban fashion. The Company has developed its own lines of CROSS COLOURS streetwear and plans to license a wide variety of retail items to expand the availability of these products in mainstream market segments.

         In general, the Company's licensed brand name apparel sells at a higher price and with greater gross profit margins than comparable non-branded apparel. These advantages are partially offset by royalty and advertising costs included in selling, general and administrative ("SG&A") expenses. The Company's new lines were acquired with a view toward retaining the advantages of brand name recognition without the high costs associated with Stage II's prior licenses.

         Difficulties in reducing SG&A expenses and maintaining strong gross profit margins in the face of intensified competition, consolidation and overall weakness in the retail apparel market contributed to substantial net losses from 1995 though 1997. Although the Change of Control Transactions were not implemented in time to avoid an additional loss of $2.3 million in 1998, the success of various cost cutting programs introduced by the Company's new management team contributed to a return to profitable operations in the last two quarters of 1998 before giving effect to lease cancellation and relocation expenses of $561,000, writeoffs of accounts receivable and other noncash or nonrecurring items that added $769,000 to SG&A expenses in the second half of the year. In 1999, the first full year under new management, Stage II realized modest levels of net income in each quarter, marking the Company's first profitable year since 1993.

         CHANGE OF CONTROL. The Change of Control Transactions were completed in May 1998. They included the sale of approximately 1.9 million shares of SA Common Stock held by the Founders to Richard Siskind, the Company's current CEO. They also included the reconstitution of the Company's board of directors, the addition of a new management team headed by Mr. Siskind and the arrangement by Mr. Siskind of a new credit facility for Stage II. See "Business--Redirection of Business."

         TURNAROUND STRATEGY. As part of the strategy for returning the Company to profitability, its new management adopted a turnaround strategy that includes the following components:

         o INCREASED SALES -implemented more favorable licensing arrangements and restructured the sales force by division or brand name to promote a more highly motivated staff with a deeper knowledge of each product line and targeted customer base;

         o INCREASED PROFIT MARGINS -modified manufacturing arrangements to promote efficiencies, with greater control of inventories, to lower the cost of sales while creating faster inventory turn, thereby avoiding unnecessary markdowns;

         o LOWER FACTORING AND RENT CHARGES -added more stringent controls to reduce factoring charges and relocated offices at annual rent savings over $330,000;

         o PROMOTED ADMINISTRATIVE EFFICIENCIES C-pursued cost cutting initiatives, on an aggressive basis where appropriate, with a minimum objective of bringing overhead costs in line with sales;

         o OPTIMIZED FINANCIAL EFFICIENCIES C-prioritized the collection of accounts receivable and the stricter management of customer returns and allowances; and

         o INCREASED PRODUCTIVITY C-increased organizational efficiencies and reduced the Company's cost of management below prior ratios as a percentage of sales, with a greater use of stock options to offset substantial reductions in salary levels.

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

         The Company's licensing campaign for CROSS COLOURS was initiated in the first quarter of 2000 with Kids Headquarters under an exclusive three-year manufacturing and distribution arrangement for boys' sportswear. Kids Headquarters is a division of Wear Me Apparel, one of the largest privately owned children's apparel companies with over 25 years of success in this market. The launch of CROSS COLOURS for boys is scheduled for the Fall 2000 season. Additional licensing proposals for this brand are continuing to be reviewed for other categories of the fast growing urban streetwear youth fashion market.

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

                               QUARTERLY NET SALES
                                 (IN THOUSANDS)

                                     FIRST            SECOND             THIRD           FOURTH
                                    QUARTER           QUARTER           QUARTER          QUARTER            TOTAL
                                    --------         ---------         ---------         --------         ---------
1999.............................   $  1,591         $   2,270         $   3,412         $  3,264         $  10,537
1998.............................      1,855             1,653             4,130            2,229             9,867
1997.............................      4,067             2,348             5,718            4,414            16,547

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

                QUARTERLY GROSS PROFIT FROM CONTINUING OPERATIONS
                                 (IN THOUSANDS)

                                      FIRST            SECOND            THIRD            FOURTH
                                     QUARTER           QUARTER          QUARTER           QUARTER           TOTAL
                                    --------         ---------         ---------         --------         ---------
1999.............................   $    515         $     636         $     664           $  740          $  2,555
1998.............................        418               434             1,092               64             2,008
1997.............................        677               300             1,295               41             2,313


               QUARTERLY INCOME (LOSS) FROM CONTINUING OPERATIONS
                                 (IN THOUSANDS)

                                      FIRST            SECOND            THIRD            FOURTH
                                     QUARTER           QUARTER          QUARTER           QUARTER           TOTAL
                                    --------         ---------         ---------         --------         ---------
1999.............................   $     11         $      27         $       6          $    32          $     76
1998.............................       (692)             (632)             (472)            (522)           (2,318)
1997.............................     (1,068)           (1,678)              133           (6,799)           (9,412)


          QUARTERLY INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS

                                      FIRST            SECOND            THIRD            FOURTH
                                     QUARTER           QUARTER          QUARTER           QUARTER           TOTAL
                                    --------         ---------         ---------         --------         ---------
1999.............................   $    .00         $     .01         $     .00          $   .01          $    .02
1998.............................       (.18)             (.16)             (.12)            (.13)             (.59)
1997.............................       (.26)             (.40)              .03            (1.66)            (2.28)

         1999 AND 1998. Net sales of $10.5 million in 1999 increased by 6.1% from $9.9 million in 1998. The increase primarily reflects a restructuring the Company's sales force by division or brand name to promote a more highly motivated team with a deeper knowledge of each product line and targeted customer base. As reflected in the progressive quarterly sales growth throughout the year, it also reflects the emergence of Stage II's revamped product mix and marketing strategy. The sales growth in 1999 on a comparative year-to-year basis was tempered by tighter inventory controls implemented by the Company's new management team following the Change of Control Transactions in May 1998. See "Business--Redirection of Business."

         Cost of goods sold as a percentage of sales decreased to 75.8% in 1999 compared to 79.6% in 1998. The decrease reflects improved arrangements with new manufacturing sources, higher gross profit margins on the Company's new apparel lines, greater concentration on core customer accounts and tighter inventory controls.

         Commission and other income decreased by 61.4% during 1999 compared to the prior year, reflecting a decrease in emphasis on the Company's lower margin sales agency business.

         SG&A expenses in 1999 were $2.4 million or, when considered with a gain of $244,000 on a lease cancellation reserve, $2.2 million, reflecting a decrease of 28.3% from SG&A expenses of $3.4 million in 1998, or a decrease of 35.5% after the lease cancellation adjustment. That adjustement reflectes actual lease cancellation and office relocation costs versus estimated costs used for establishing the reserve in 1998. See "PropertiesBNew York Office Headquarters." The decrease in 1999 SG&A expenses was primarily attributable to a cost cutting plan adopted as part of the Company's turnaround strategy. See AGeneralBTurnaround Strategy@ above. As a percentage of sales, SG&A expenses were 23.1% in 1999 compared to 34.4% in 1998.

         Interest and factoring expenses aggregated $475,000 or 4.5% of sales in 1999 compared to $892,000 or 9.1% of sales in the prior year. The decrease reflects a reduction in borrowing levels primarily attributable to tighter inventory and factoring controls.

         The Company realized net income of $76,000 or $.02 per share in 1999 compared to a net loss of $2.3 million or $.59 per share in 1998 reflecting the foregoing trends. Average common shares outstanding were 4,037,000 in 1999 and 3,904,000 in 1998.

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

         SG&A expenses of $3.4 million in 1998 decreased by 44.3% compared to $6.1 million in 1997, primarily attributable to a reduction in variable costs associated with lower sales volumes and a cost cutting plan adopted as part of the Company's redirection of its business. SG&A expenses for 1998 include various nonrecurring or noncash items totaling $769,000, primarily comprised of writedowns of accounts receivable. Before accounting for these items, SG&A expenses as a percentage of sales decreased to 34.3% in 1998 compared to 36.8% in 1997.

         Stage II recognized a loss on lease cancellation totaling $561,000 in the third quarter of 1998 resulting from a cancellation fee for the termination of its prior office lease and related relocation expenses and writeoffs of leasehold improvements. The Company expects to achieve long term benefits more than offsetting these nonrecurring expenses from substantial saving over the term of its new office lease. See "Recent DevelopmentsCOffice Relocation" above.

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

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash provided by Stage II's operating activities during 1999 aggregated $551,000. The Company's cash position decreased from $992,000 at December 31, 1998 to $691,000 at December 31, 1999, due primarily to reduced factor debt.

         CAPITAL RESOURCES. In 1998, the Company sold marketable securities netting $3.0 million, all of which was used to reduce short term debt. At December 31, 1999, the Company retained marketable securities with a carrying value of $665,000.

         In connection with the Change of Control Transactions, Stage II obtained a new factoring and credit facility with The CIT Group/Commercial Services, Inc. (the ACredit Facility@) to replace its prior credit facility. The agreements covering the Credit Facility provide for the factor to purchase the Company's accounts receivable that it has preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by Stage II. The factor receives a commission under the Credit Facility in an amount less than 1% of the net receivables it purchases. The agreements covering the Credit Facility also provide for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 2% above the prime rate.

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

         As of December 31, 1999, the Company's net direct borrowings under the Credit Facility aggregated $1.8 million. This reflects a reduction of $514,000 from debt levels at December 31, 1998. The reduction was primarily attributable to a substantial reduction of inventory since the Change of Control Transactions.

         The Company believes that its internally generated funds and borrowings available under its Credit Facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of December 31, 1999, the Company had no material capital expenditure requirements.

         INFLATION. The general level of inflation in domestic and foreign economies has not had a material effect on the Company's operating results during the last three years.

FORWARD LOOKING STATEMENTS

         This Report includes forward looking statements within the meaning of
Section 21E of the Securities Exchange Act relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including risks of inflation, fluctuations in market demand for the Company's products and changes in the level of future expenses for the manufacturing and distribution of those products. Words such as "anticipated," "expect," "intend," "plan" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Stage II does not hold any derivative securities or other market rate sensitive instruments. As of December 31, 1999, the Company held U.S. Treasury Notes, Government National Mortgage Association bonds, corporate bonds, foreign bank and government bonds and equity securities with an aggregate market value of $665,000. The Company classifies these securities as available-for-sale and accounts for the securities at fair value. Unrealized holding gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying consolidated financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

STAGE II APPAREL CORP. AND SUBSIDIARIES:                                                                      PAGE

Independent Auditors' Report..............................................................................    F-1
Consolidated Balance Sheets - December 31, 1999 and 1998..................................................    F-2
Consolidated Statements of Operations - For the years ended December 31, 1999, 1998 and 1997..............    F-3
Consolidated  Statements of Comprehensive Loss - For the years ended December 31, 1999, 1998 and 1997.....    F-4
Consolidated  Statements of  Shareholders'  Equity - For the years ended December 31, 1999, 1998 and 1997.    F-5
Consolidated Statements of Cash Flows - For the years ended December 31, 1999, 1998 and 1997..............    F-6
Notes to Consolidated Financial Statements................................................................    F-7
Schedule II -- Valuation and Qualifying Accounts..........................................................    F-18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

                                                                                          OFFICER OF
                                                                                           STAGE II
         NAME                   AGE                       POSITION                           SINCE
         ----                   ---         -------------------------------------            -----
         Richard Siskind......  54          President and Chief Executive Officer            1998
         Beverly Roseman......  41          Vice President                                   1998
         Jon Siskind..........  31          Vice President                                   1998
         Neil Fox.............  54          Chief Financial Officer                          1999

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

         NEIL FOX joined the Company as Chief Financial Officer in July 1999. He was Vice President and Chief Financial Officer of KSK International, Inc. from 1996 through 1999, prior to which he served for 17 years in various capacities at Revlon, Inc., most recently as Vice President and Controller. Mr. Fox is a CPA and graduate of Pace University.

         The balance of Part III to this Report is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 1, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      FINANCIAL STATEMENTS AND SCHEDULES:

                  (1) FINANCIAL STATEMENTS: The financial statements listed in the Index under Item 8 are included at the end of this Report.

                  (2) SCHEDULES: Other than Schedule II C Valuation and Qualifying Accounts, all schedules for which provision is made in applicable accounting regulations of the SEC have been omitted as the schedules are either not required under the related instructions, are not applicable or the information required thereby is set forth in the Company's Consolidated Financial Statements or the Notes thereto.

                  (3)      EXHIBITS:

  EXHIBIT
  NUMBER:  EXHIBIT

             2.1* Amended and Restated Certificate of Incorporation of the Company

             3.2*         By-Laws of the Company

             4.1*         Form of Stock Certificate

            10.1*         1987 Incentive Stock Option Plan

            10.2          1998 Incentive Stock Option Plan

            10.3 1998 Nonqualified Stock Option Plan--A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 1-9502) for the quarter ended March 31, 1998)

            10.4 1998 Nonqualified Stock Option Plan--B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 1-9502) for the quarter ended March 31, 1998)

            10.5 Stock Purchase Agreement dated as of February 26, 1998 among the Company, Jack Clark, Robert Plotkin, Steven
                          R. Clark and Richard Siskind (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-9502) filed on March 2,
                          1998).

            10.6 Management Agreement dated as of February 26, 1998 between the Company and Richard Siskind (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-9502) filed on March 2,
                          1998).

            21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K (File No. 1-9502) for the year ended December 31,
                          1994).

            24.1 Power of Attorney of Richard Siskind, Robert Greenberg, Barry Fertel, Beverly Roseman and Jon Siskind.

            27.1          Financial Data Schedule

----------
* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).


         (B) REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2000.

                             STAGE II APPAREL CORP.




By:             /s/ NEIL FOX                     By:       /s/ RICHARD SISKIND
   ----------------------------------------         -------------------------------------
                  Neil Fox                                     Richard Siskind
           Chief Financial Officer                  President and Chief Executive Officer
(Principal Financial and Accounting Officer)            (Principal Executive Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.




                                                    TITLE               DATE

Richard Siskind, Robert Greenberg,                Directors
Barry Fertel, Beverly Roseman and
Jon Siskind*


By:           /s/ RICHARD SISKIND                                March 28, 2000
   ---------------------------------------
     *Richard Siskind as attorney-in-fact

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Stage II Apparel Corp.:



We have audited the accompanying consolidated balance sheets of Stage II Apparel Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows and the related Schedule II for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stage II Apparel Corp. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                             MAHONEY COHEN & COMPANY, CPA, P.C.



New York, New York
March 3, 2000

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                          ----------------------
                                                                                            1999         1998
                                                                                          ---------    ---------
ASSETS:
  Current assets:
   Cash and cash equivalents..........................................................    $     691    $     992
   Accounts receivable................................................................          393          103
   Finished goods inventory...........................................................        2,145        2,855
   Prepaid expenses...................................................................           62           54
                                                                                          ---------    ---------
     Total current assets.............................................................        3,291        4,004
   Property and equipment, at cost, less accumulated depreciation.....................           34           86
   Marketable securities..............................................................          665          388
   Goodwill, less accumulated amortization and impairment of $7,988 and
     $7,821 at December 31, 1999 and 1998, respectively...............................        1,626        1,793
   Trademark, less accumulated amortization of $11 at December 31, 1999...............          264           --
   Other assets.......................................................................          529          529
                                                                                          ---------    ---------
     TOTAL ASSETS.....................................................................    $   6,409    $   6,800
                                                                                          =========    =========

LIABILITIES:
   Current liabilities:
     Due to factor....................................................................    $   1,817     $  2,331
     Accounts payable.................................................................          380        1,031
     Due to affiliate.................................................................          640           26
     Accrued royalties................................................................            2           80
     Other current liabilities........................................................          160          301
                                                                                          ---------    ---------
       Total current liabilities......................................................        2,999        3,769
   Deferred income....................................................................          100           --
COMMITMENTS AND CONTINGENCIES (note 14)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding......................................................           --           --
   Common stock, $.01 par value, 9,000 shares authorized; 5,011 and 4,993 shares issued and 4,122 and 3,904 shares outstanding at December 31, 1999 and 1998,
     respectively.....................................................................           50           50
   Additional paid-in capital.........................................................        7,363        7,502
   Accumulated deficit................................................................       (2,145)      (2,221)
                                                                                          ---------    ---------
                                                                                              5,268        5,331
   Less treasury stock, at cost; 889 and 1,089 shares at December 31, 1999 and
       1998, respectively.............................................................       (1,879)      (2,302)
   Accumulated other comprehensive income (loss)......................................          (79)           2
                                                                                          ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY.......................................................        3,310        3,031
                                                                                          ---------    ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................    $   6,409    $   6,800
                                                                                          =========    =========


See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1999          1998         1997
                                                                           ---------      ---------    ---------
Net sales..............................................................    $  10,537      $   9,867    $  16,547
Cost of goods sold.....................................................        7,982          7,859       14,234
                                                                           ---------      ---------    ---------

Gross profit...........................................................        2,555          2,008        2,313
Commission and other income............................................           97            251          442
                                                                           ---------      ---------    ---------
                                                                               2,652          2,259        2,755

Selling, general and administrative expenses...........................        2,431          3,391        6,083
Loss (gain) on lease cancellation......................................         (244)           561           --
Impairment of prepaid salary and non-compete...........................           --             --          255
Impairment of goodwill.................................................           --             --        5,029
Loss (gain) on sale of marketable securities...........................          (22)            --          285
Gain on settlement of litigation.......................................           --             --         (249)
                                                                           ---------      ---------    ---------
Operating income (loss)................................................          487         (1,693)      (8,648)

Other income (expenses):
   Interest income.....................................................           70            348          242
   Interest and factoring expenses.....................................         (475)          (892)        (932)
                                                                           ---------      ---------    ---------

Income (loss) from continuing operations before income taxes...........           82         (2,237)      (9,338)

Income taxes...........................................................            6             81           74
                                                                           ---------      ---------    ---------
Income (loss) from continuing operations...............................           76         (2,318)      (9,412)
Discontinued operations:
   Gain on disposal of discontinued operations.........................           --             --          163
                                                                           ---------      ---------    ---------
Net income (loss)......................................................    $      76      $  (2,318)   $  (9,249)
                                                                           =========      =========    =========


Basic and dilutive net income (loss) per common share:
   Income (loss) from continuing operations............................    $     .02      $    (.59)    $  (2.28)
   Gain from discontinued operations                                              --             --          .04
                                                                           ---------      ---------    ---------
                                                                           $     .02      $    (.59)   $   (2.24)
                                                                           =========      =========    =========

Weighted average common shares outstanding.............................        4,037          3,904        4,128
                                                                           =========      =========    =========


See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1999           1998         1997
                                                                           ---------      ---------    ---------
Net income (loss)......................................................    $      76      $  (2,318)   $  (9,249)

Other comprehensive income (loss):
   Foreign currency translation adjustments............................           --             --           87
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the period.......          (59)            22           24
     Less: reclassification adjustment for losses (gains) included
       in net income (loss)............................................          (22)            --          285
                                                                           ---------      ---------     --------
                                                                                 (81)            22          396
                                                                           ---------      ---------     --------

Comprehensive loss.....................................................    $      (5)     $  (2,296)    $ (8,853)
                                                                           =========      =========     ========




See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              COMMON                                                   ACCUMULATED
                                               STOCK      ADDITIONAL      RETAINED        TREASURY        OTHER          TOTAL
                                                PAR         PAID IN       EARNINGS         STOCK      COMPREHENSIVE   SHAREHOLDERS'
                                               VALUE        CAPITAL       (DEFICIT)         COST          INCOME         EQUITY
                                              --------      --------       --------       --------       --------       --------
Balance at December 31, 1996 ...........      $     50      $  7,502       $  9,346       $ (2,092)      $   (416)      $ 14,390

Purchase of treasury stock in settlement            --            --             --           (210)            --           (210)
Foreign currency translation adjustment             --            --             --             --             87             87
Unrealized gain on securities, net of
   reclassification adjustment .........            --            --             --             --            309            309
Net loss ...............................            --            --         (9,249)            --             --         (9,249)
                                              --------      --------       --------       --------       --------       --------

Balance at December 31, 1997 ...........            50         7,502             97         (2,302)           (20)         5,327

Unrealized gains on securities, net of
   reclassification adjustment .........            --            --             --             --             22             22
Net loss ...............................            --            --         (2,318)            --             --         (2,318)
                                              --------      --------       --------       --------       --------       --------

Balance at December 31, 1998 ...........            50         7,502         (2,221)        (2,302)             2          3,031

Unrealized losses on securities, net of
   reclassification adjustment .........            --            --             --             --            (81)           (81)
Issuance of treasury stock for trademark            --          (148)            --            423             --            275
Exercise of stock options ..............            --             9             --             --             --              9
Net income .............................            --            --             76             --             --             76
                                              --------      --------       --------       --------       --------       --------

Balance at December 31, 1999 ...........      $     50      $  7,363       $ (2,145)      $ (1,879)      $    (79)      $  3,310
                                              ========      ========       ========       ========       ========       ========


See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1999           1998           1997
                                                                          --------       --------       --------
OPERATING ACTIVITIES:
Net income (loss) ..................................................      $     76       $ (2,318)      $ (9,249)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization ....................................            63            115            124
  Amortization and impairment of goodwill and non-compete covenant .           178            175          5,908
  Gain on settlement of litigation .................................            --             --           (249)
  Loss (gain) on sale of marketable securities .....................           (22)            --            285
  Loss (gain) on lease cancellation ................................          (244)           561             --
  Changes in assets and liabilities:
    Accounts receivable ............................................          (290)           393            838
    Finished goods inventory .......................................           710           (359)         2,634
    Prepaid expenses ...............................................            (8)           160            160
    Prepaid income taxes and refunds receivable ....................            --             30            100
    Other assets ...................................................            --            300            467
    Accounts payable ...............................................          (407)           181           (988)
    Due to affiliate ...............................................           614             26             --
    Income taxes payable ...........................................            --             --             (8)
    Accrued royalties ..............................................           (78)             2           (104)
    Other current liabilities ......................................          (141)          (230)          (215)
    Deferred income ................................................           100             --             --
                                                                          --------       --------       --------
Net cash provided by (used in) operating activities ................           551           (964)          (297)
                                                                          --------       --------       --------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net ..........................           (11)            (4)           (39)
  Sale or redemption of available for sale marketable securities ...            81          3,170          6,259
  Purchase of available for sale marketable securities .............          (417)          (211)          (905)
                                                                          --------       --------       --------
  Net cash provided by (used in) investing activities ..............          (347)         2,955          5,315
                                                                          --------       --------       --------
FINANCING ACTIVITIES:
  Payments of notes payable ........................................            --             --         (1,046)
  Borrowings from factor ...........................................         4,989         10,527         19,731
  Repayments to factor .............................................        (5,503)       (12,846)       (22,255)
  Decrease (increase) in restricted cash ...........................            --            679           (679)
  Repayments to bank ...............................................            --             --           (434)
  Exercise of stock options ........................................             9             --             --
  Treasury stock transactions, net .................................            --             --           (210)
                                                                          --------       --------       --------
Net cash used in financing activities ..............................          (505)        (1,640)        (4,893)
                                                                          --------       --------       --------
Effects of exchange rate changes on cash ...........................            --             --             87
                                                                          --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...............          (301)           351            212
Cash and cash equivalents at beginning of year .....................           992            641            429
                                                                          --------       --------       --------
Cash and cash equivalents at end of year ...........................      $    691       $    992       $    641
                                                                          ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes .......................................      $      7       $     51       $      2
                                                                          ========       ========       ========

  Cash paid for interest, excluding factoring fees .................      $    314       $    646       $    642
                                                                          ========       ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Increase (decrease) in allowance for decline in market value of
      available for sale securities ................................      $     81       $    (22)      $   (309)
                                                                          ========       ========       ========

  Issuance of treasury stock in exchange for trademark .............      $    275       $     --       $     --
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

         BUSINESS ACTIVITY. The Company designs, arranges for the manufacture and markets an extensive range of sports and casual apparel. Products are marketed under exclusive and non-exclusive brand name licenses as well as proprietary and private labels. See Note 14CCommitments and Contingencies. Stage II also acts as purchasing agent for various major retailing customers.

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

         TRADEMARK. The trademark acquired by the Company in 1999 is stated at cost and is amortized using the straight-line method over ten years. The trademark is reported net of accumulated amortization of $11,000 at December 31, 1999.

         ASSET IMPAIRMENT UNDER FAS 121. The Company complies with the Financial Accounting Standards Board's Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"). FAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever changes in circumstances such as significant declines in sales, earnings or cash flows or material changes in the business climate indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. See Note 4--Discontinued Operations and
Note 9CSettlement of Townsley Litigation.

         CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         MARKETABLE SECURITIES. The Company maintains an account with a brokerage firm containing a money market fund and marketable securities, with balances insured against the brokerage firm's failure for up to $500,000 ($100,000 for cash) by the Securities Investor Protection Corporation. Marketable securities at December 31, 1999 and 1998 consist of U.S. Treasury Notes, Government National Mortgage Association ("GNMA") bonds, corporate equity and debt securities. The Company classifies its debt and equity securities as available-for-sale and records the securities at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying consolidated financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

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

         EARNINGS (LOSS) PER SHARE. The Company has adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("FAS 128"). In accordance with FAS 128, primary net income (loss) per common share is replaced with basic income (loss) per common share, which is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share, reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, warrants, stock subscriptions and conversion of preferred stock.

         STOCK BASED COMPENSATION. Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has elected to continue to account for stock based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the option grant over the amount the employee must pay to acquire the stock. See Note 15BStock Options.

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

NOTE 2.  MAJOR CUSTOMERS AND GEOGRAPHIC AREA DATA

         Stage II operates in one industry segment. The Company's apparel sales are made primarily in the United States. Its customers are generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. During 1999 and 1998, approximately 11% and 16% of net sales were made to one customer. During 1997, approximately 27%of net sales were made to two customers.

         Information regarding the Company's geographic operations is set forth below.

                                 (IN THOUSANDS)

                                                                GEOGRAPHIC AREAS
                                    ---------------------------------------------------------------------------
                                               UNITED STATES                           INTERNATIONAL
                                    -----------------------------------      ----------------------------------
                                      1999         1998          1997          1999         1998         1997
                                    --------     --------      --------      --------     --------     --------
Revenues ......................     $ 10,634     $ 10,118      $ 16,565      $     --     $     --     $    424
Operating profit (loss) .......          487       (1,693)       (7,448)           --           --       (1,200)
Identifiable assets ...........        6,409        6,800        11,138            --           --           40
Depreciation and amortization .          241          175           616            --           --          130
Capital spending ..............           11            4            39            --           --           --


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

         The Company was indebted to the factor under the Credit Facility at December 31, 1999 and 1998 as follows:

                                 (IN THOUSANDS)

                                                           DECEMBER 31,
                                                    -------------------------
                                                       1999           1998
                                                    ----------      ---------

         Factor advances........................    $   2,763        $  3,624
         Accounts receivable....................         (946)         (1,293)
                                                    ---------       ---------
         Net due to factor......................    $   1,817        $  2,331
                                                    =========       =========

NOTE 4.  DISCONTINUED OPERATIONS

         In July 1996, the Company finalized its plan to liquidate the operations of Woody Sports Apparel, Inc., its 80% owned Canadian subsidiary. The operations of the subsidiary were accounted for as discontinued operations because it dealt with a separate and distinct class of customers from those of the Company's continuing operations. On March 31, 1997, all of the subsidiary's obligations under its credit facility were repaid, and the facility was terminated in connection with the liquidation of the subsidiary.

NOTE 5.  ACCOUNTS RECEIVABLE

         Accounts receivable, less allowances for returns, discounts and bad debts aggregating $17,000 and $56,000 at December 31, 1999 and 1998, respectively, consist primarily of non-factored receivables and other amounts due from customers for domestic shipments and overseas commissions. Substantially all of the Company's receivables have been pledged to secure the Company's obligations under the Credit Facility. See Note 3CDue to Factor.

NOTE 6.  FINISHED GOODS INVENTORY

         Inventory, consisting primarily of finished goods, is classified as follows:

                                 (IN THOUSANDS)
                                                               DECEMBER 31,
                                                         ----------------------
                                                            1999         1998
                                                         ---------     --------

         Landed......................................    $   2,145     $  2,705
         In transit..................................           --          150
                                                         ---------     --------
         Total.......................................    $   2,145     $  2,855
                                                         =========     ========



         The finished goods inventory has been pledged to secure the Company's obligations under the Credit Facility. See Note 3CDue to Factor.

NOTE 7.  PROPERTY AND EQUIPMENT

         The major classes of property and equipment are as follows:

                                 (IN THOUSANDS)
                                                                 DECEMBER 31,
                                                            --------------------
                                                             1999         1998
                                                            -------     --------

         Furniture, fixtures and equipment..............    $   586     $    583
         Leasehold improvements.........................         12            4
                                                            -------     --------
                                                                598          587
         Less accumulated depreciation and amortization.        564          501
                                                            -------     --------
         Total..........................................    $    34     $     86
                                                            =======     ========

NOTE 8.  MARKETABLE SECURITIES

         The following table sets forth the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 1999 and 1998. During 1998, the Company sold marketable securities held by Stage II or its Hong Kong subsidiary ("Stage II HK") netting $3.2 million. The balance of these securities remain pledged to secure the Company's obligations under the Credit Facility. See Note 3-Due to Factor.

                                 (IN THOUSANDS)

                                                                              GROSS         GROSS
                                                                           UNREALIZED     UNREALIZED
                                                            AMORTIZED        HOLDING        HOLDING          FAIR
                                                              COST            GAINS         LOSSES           VALUE
                                                            ---------      ----------     ----------         ------
Year ended December 31, 1999:
   Asset backed securities maturing 2023-2029...........    $   411         $     2         $  (20)          $  393
   Corporate bonds maturing 2003........................         27             ---             (1)              26
   Municipal bonds maturing 2010........................         34             ---             (2)              32
   Equity securities....................................        184             ---            (30)             154
   GNMA's maturing 2023.................................         76             ---            (28)              48
   Industrial Development Bank of Israel bonds
     maturing 2001......................................          6             ---            ---                6
   State of Israel bond maturing 2001...................          6             ---            ---                6
                                                            -------         -------         ------           ------
Total...................................................    $   744         $     2         $  (81)          $  665
                                                            =======         =======         ======           ======


Year ended December 31, 1998:
   Asset backed securities maturing 2023 - 2029.........    $   275         $     6         $   (4)          $  277
   Municipal bond maturing 2014.........................         35             ---            ---               35
   GNMAs maturing 2023..................................         76             ---            ---               76
                                                            -------         -------         ------           ------
Total...................................................    $   386         $     6         $   (4)          $  388
                                                            =======         =======         ======           ======

NOTE 9.  SETTLEMENT OF TOWNSLEY LITIGATION

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

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments approximate their fair values as of December 31, 1999 and 1998. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, due to factor, accounts payable, due to affiliate and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts. For marketable securities, fair values are based on quoted market prices at the reporting date for these or similar investments.

NOTE 11.  LEASES

         The Company leases showroom and office space under an operating lease expiring in 2004. The lease includes escalation clauses based upon the cost of living, as defined. For the years ended December 31, 1999, 1998 and 1997, rent expense charged to operations, including variable storage charges at a public warehouse utilized on a month-to-month basis, aggregated approximately $120,000, $271,000 and $567,000, respectively.

         In July 1998, the Company obtained a cancellation of its office lease at 350 Fifth Avenue in New York City, which covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. The lease cancellation was effective as of July 15, 1998, subject to payment of a $325,000 cancellation fee in four installments through October 1, 1998. In connection with the cancellation, the Company relocated its administrative and sales offices to 1385 Broadway, New York, New York, where it obtained a lease for 3,000 square feet through 2004 at a total annual cost of approximately $80,000. The loss on the lease cancellation was estimated at $561,000, of which $244,000 was outstanding at December 31, 1998 and included in other current liabilities. This was reversed in 1999 to reflect the difference between estimated and actual lease cancellation and relocation expenses.

         At December 31, 1999, future minimum annual rentals under the noncancellable operating lease (excluding variable storage charges at a public warehouse that may be utilized on a month-to-month basis) are as follows:

                                 (IN THOUSANDS)

           YEAR ENDING
          DECEMBER 31,

             2000..................................................    $    76
             2001..................................................         79
             2002..................................................         79
             2003..................................................         79
             2004..................................................         13
                                                                       -------
             Total.................................................    $   326
                                                                       =======

NOTE 12.  RELATED PARTY TRANSACTIONS

         SERVICES BY AFFILIATE. In May 1998, Richard Siskind, the President, Chief Executive Officer and a director of the Company, acquired 1.9 million shares of the Company's common stock from three of its founders. See Note 15C Stock Option Plans. During 1999 and 1998, a company controlled by Mr. Siskind (the "affiliate") opened letters of credit of approximately $180,000 and $2.1 million, respectively, for the purchase of merchandise by the Company. During 1999 and 1998, certain employees of the affiliate performed services for the Company at no charge, and the Company shared certain office and warehouse space of the affiliate at no charge. During 1999, the Company purchased $2.2 million of inventory from the affiliate. At December 31, 1999 and 1998, the Company was indebted to the affiliate in the aggregate amounts of $640,000 and $26,000, respectively.

         LEASE FROM AFFILIATE. In 1998, the Company entered into an operating lease for showroom space with a company owned by Jon Siskind, an officer and director of the Company and the son of Richard Siskind. See Note 11CLeases. Rent expense charged to operations for this lease was approximately $87,000 and $12,000 for the years ended December 31, 1999 and 1998, respectively.

         PURCHASE OF TRADEMARK FROM A DIRECTOR. In 1999, Stage II purchased a trademark from a group including one of the Company's outside directors. In payment for the trademark, the Company exchanged 200,000 shares of its common stock from treasury shares with a cost basis of $423,000 and a fair value of $275,000, the difference in which was charged to additional paid in capital.

NOTE 13.  INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                   (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              1999           1998           1997
                                                                           -----------      ---------    ---------
Income (loss) before provision for income taxes,
   including discontinued operations:
   Domestic............................................................    $      82      $  (2,318)     $  (7,863)
   Foreign.............................................................           --             --         (1,312)
                                                                           ---------      ---------      ---------
                                                                           $      82      $  (2,318)     $  (9,175)
                                                                           =========      =========      =========
Provision (benefit) for income taxes:
   Domestic:
     Current:
       Federal.........................................................           --             79             74
       State...........................................................            6              2             --
                                                                           ---------      ---------      ---------
                                                                           $       6      $      81      $      74
                                                                           =========      =========      =========

         The total provision for income taxes for the years ended December 31, 1999, 1998 and 1997 varied from the United States federal amounts computed by applying the US statutory rate of 34% to pre-tax income (loss) as a result of the following:

                       (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                         YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                    1999        RATE       1998          RATE        1997         RATE
                                                   -------      ----      -------        ----      -------        ----

Computed expected tax (benefit) ..............     $    28      34.0      $  (788)       34.0      $(3,120)       34.0
Utilization of NOL carryforward ..............         (28)    (34.0)          --          --           --          --
Repatriated earnings .........................          --        --           --          --        2,040       (22.2)
Limitation on NOL due to change of control ...          --        --        1,088       (47.0)          --          --
State and local income taxes (benefit), net
   of federal income tax benefit .............           6       7.3            1          --          (90)        1.0
Change in valuation allowance ................          --        --         (348)       15.0          597        (6.5)
Alternative minimum tax ......................          --        --           49        (2.1)          --          --
Amortization and impairment of
   nondeductible goodwill ....................          --        --           --          --          572        (6.3)
Adjustment of previously recorded tax benefit            3       3.7           30        (1.3)          74         (.8)
Nondeductible expenses for income tax purposes           3       3.7           11         (.5)          --          --
Other ........................................          (6)     (7.3)          38        (1.6)           1          --
                                                   -------      ----      -------        ----      -------        ----
                                                   $     6       7.3      $    81        (3.5)     $    74         (.8)
                                                   =======      ====      =======        ====      =======        ====

         The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                 (IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                          -----------------------
                                                                                             1999           1998
                                                                                          ---------       ------
Current deferred tax assets:
   Inventory tax basis greater than financial statement basis.........................    $      51       $   61
   Less valuation allowance...........................................................          (51)         (61)
                                                                                          ---------       ------
   Net current deferred tax assets....................................................    $     ---       $  ---
                                                                                          =========       ======

Long term deferred tax assets:
   Net operating loss carryforward....................................................    $   1,743      $ 1,779
   Amortization of goodwill and covenant not to compete...............................          794          916
                                                                                          ---------       ------
     Total long term deferred tax assets..............................................        2,537        2,695
Less valuation allowance..............................................................       (2,537)      (2,695)
                                                                                          ---------      -------
   Net long term deferred tax assets..................................................    $     ---      $  ---
                                                                                          =========      =======

         For the years ended December 31, 1999, 1998 and 1997, the Company recorded net increases (decreases) in the total valuation allowance of $(188,000), $(348,000) and $597,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $4.1 million expiring through 2018.

         Prior to 1997, United States income taxes have not been provided on the unremitted earnings of foreign subsidiaries, since the undistributed earnings were expected to be indefinitely reinvested or sheltered by available net operating loss carryforwards. Retained foreign earnings totaling $6.0 million were repatriated during 1997, and there were no unremitted foreign earnings at December 31, 1999.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

         OUTSTANDING LETTERS OF CREDIT. At December 31, 1999, the Company was contingently liable on outstanding letters of credit issued under its Credit Agreement in the aggregate amount of $1.8 million. See Note 3---Due to Factor.

         LICENSE AGREEMENTS. The Company's license agreements generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control. Royalty expense for the years ended December 31, 1999, 1998 and 1997 aggregated approximately $50,000, $200,000 and $800,000, respectively. The agreement for the Company's DUNLOP license required minimum annual royalty payments of $150,000 and was terminated by mutual consent in 1999.

         The license agreements for the Company's ADOLFO lines require annual minimum royalties aggregating $150,000 in 2000 and $175,000 in 2001. The ADOLFO license may be extended by the Company through December 2009 and terminated by the licensor under certain circumstances.

         The Company's STANLEY BLACKER license runs for a term ending December 31, 2001, with renewal options under certain circumstances. Minimum royalties are established at $37,500 for the years ending December 31, 2000 and 2001.

         The Company is the licensor of its CROSS COLOURS trademark for boys' sportswear apparel under an agreement with a three-year term ending in 2002. Minimum royalties payable to Stage II under the agreement are $180,000 in 2000, $420,000 in 2001 and $660,000 in 2002.

         MISCELLANEOUS CLAIMS. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

NOTE 15.  STOCK OPTION PLANS

         The Company maintains Incentive Stock Option Plans (the "Plans") adopted in 1998 and 1994 providing for the grant of options to purchase up to 1,000,000 shares and 300,000 shares, respectively, of the Company's common stock to key employees of Stage II. Prior to its termination in 1997, the Company also maintained a 1987 Plan for options on up to 200,000 shares of common stock. The purchase price per share of common stock issuable upon the exercise of options granted under the Plans is fixed by a Compensation Committee of the Board of Directors in an amount equal to at least 100% of the market price of the common stock on the date of the grant or 110% of the market price for any grantee of an incentive stock option who directly or indirectly possess more than 10% of the total combined voting power of all classes of the stock of the Company or any parent or subsidiary thereof. Each option granted under the Plans is exercisable for periods of up to ten years from the date of grant.

         Stock option activity under the Plans for each of the three years ended December 31, 1999 is summarized below:

                                                                                                WEIGHTED AVERAGE
                                                                         SHARES SUBJECT          EXERCISE PRICE
                                                                           TO OPTIONS              PER SHARE
                                                                           ----------            --------------
Balance at December 31, 1996............................................     140,000                $   3.375

Options granted.........................................................         ---                      ---
Options exercised.......................................................         ---                      ---
Options canceled........................................................     (85,000)                   3.625
                                                                           ---------                 --------

Balance at December 31, 1997............................................      55,000                    3.250
                                                                           ---------                 --------

Options granted.........................................................     917,500                     .750
Options exercised.......................................................         ---                      ---
Options canceled........................................................     (65,000)                   3.250
                                                                           ---------                 --------

Balance at December 31, 1998............................................     907,500                     .750
                                                                           ---------                 --------

Options granted.........................................................      35,000                    1.250
Options canceled........................................................     (41,500)                    .813
                                                                           ---------                 --------

Balance at December 31, 1999............................................     901,000                $    .836
                                                                           =========                 ========

OPTION EXERCISABLE AND AVAILABLE FOR GRANT

Exercisable at December 31,
1997............................................................      55,000
1998............................................................     907,500
1999............................................................     901,000

Available for grant at December 31,
1997............................................................     445,000
1998............................................................     392,500
1999............................................................     399,000

Weighted average fair value of options granted
during the year ended December 31,
1997............................................................     $   ---
1998............................................................         .56
1999............................................................        1.25

Weighted average remaining contractual rights (in months)
   at December 31, 1999.........................................       47.46


         The share amounts for the basic and diluted earnings per share calculations for the year ended December 31, 1999 were as follows:

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                                        1999
                                                                   ------------

Weighted average basic shares outstanding..........................     4,037
Shares issuable upon exercise of stock options.....................       483
                                                                        -----
Weighted average diluted shares outstanding........................     4,520
                                                                        =====

         For the years ended December 31, 1998 and 1997, common equivalent shares had an antidilutive effect.

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

         The Company has adopted the disclosure-only provision of FAS 123 and, as described in Note 1, will continue to apply APB 25 to account for stock options. If the Company had elected to determine compensation expense as provided in FAS 123, the pro forma effect would have been as follows:

                                                                  YEAR ENDED                  YEAR ENDED
                                                               DECEMBER 31, 1999           DECEMBER 31, 1998
                                                               -----------------           -----------------
         Net income (loss) C as reported....................     $      76                     $  (2,318)
         Net loss C pro forma...............................          (636)                       (2,984)
         Earnings (loss) per share C as reported............           .02                          (.59)
         Loss per share C pro forma.........................          (.16)                         (.76)

         The pro forma effect of compensation expense determined as provided in FAS 123 for the year ended December 31, 1997 would have been immaterial.

NOTE 16.  EMPLOYEE STOCK OWNERSHIP AND SALARY DEFERRAL PLAN

         In 1994, Stage II converted its Profit Sharing Plan into an Employee Stock Ownership and Salary Deferral Plan (the "Savings Plan"). Under the Savings Plan, for each dollar contributed by electing employees to a retirement savings account up to 12% of their annual compensation, the Company may contribute up to $.40, subject to certain limitations under Section 401(k) of the Internal Revenue Code. The Saving Plan was terminated in 1998.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                     STAGE II APPAREL CORP. AND SUBSIDIARIES

                                 (IN THOUSANDS)


COLUMN A                                COLUMN B               COLUMN C               COLUMN D          COLUMN E
--------                                --------              ADDITIONS               --------          --------
                                                       -------------------------
                                       BALANCE AT      CHARGED TO     CHARGED TO
                                        BEGINNING       COSTS AND        OTHER                         BALANCE AT
                                        OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS       END OF PERIOD
                                        ---------       --------       --------      ----------       -------------
ALLOWANCE FOR RETURNS, DISCOUNTS
   AND BAD DEBTS:

Year ended December 31, 1999...........  $   56         $  ---         ---             $(39)(1)        $    17

Year ended December 31, 1998...........     432            208         ---             (584)(1)             56

Year ended December 31, 1997...........     486            642         ---             (696)(1)            432



     (1) Writeoff of uncollectible accounts.