Form 10-Q
period 2000-03-31
STAGE II APPAREL CORP
filed 2000-05-15
CIK 811933

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

      FOR THE QUARTER ENDED MARCH 31, 2000      COMMISSION FILE NO. 1-9502


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                TITLE OF CLASS                OUTSTANDING AT APRIL 15, 2000

                 Common Stock                           4,127,267

================================================================================

                             STAGE II APPAREL CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
Condensed Consolidated Balance Sheets -- March 31, 2000 (unaudited) and December 31, 1999...................   2

Condensed Consolidated Statements of Income -- Three Months Ended March 31, 2000
   and 1999 (unaudited).....................................................................................   3

Consolidated Statements of Comprehensive Income -- Three Months Ended
   March 31, 2000 and 1999 (unaudited)......................................................................   4

Condensed Consolidated Statements of Cash Flows -- Three Months Ended
   March 31, 2000 and 1999 (unaudited)......................................................................   5

Notes to Condensed Consolidated Financial Statements........................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   7

PART II.  OTHER INFORMATION.................................................................................  10

                          PART I. FINANCIAL INFORMATION

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      MARCH 31,       DEC. 31,
                                                                                        2000           1999
                                                                                       -------        -------
ASSETS:                                                                              (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                                         $   720        $   691
     Marketable securities                                                                 701            665
     Accounts receivable                                                                   245            393
     Finished goods inventory                                                            3,771          2,145
     Prepaid expenses                                                                      141             62
                                                                                       -------        -------
       Total current assets                                                              5,578          3,956
   Property and equipment, at cost, less accumulated depreciation                           19             34
   Goodwill, less accumulated amortization and impairment of $8,029 at
     March 31, 2000 and $7,988 at December 31, 1999                                      1,585          1,626
   Trademark, less accumulated amortization of $17 at March 31, 2000
     and $11 at December 31, 1999                                                          258            264
   Other assets                                                                            518            529
                                                                                       -------        -------

     TOTAL ASSETS                                                                      $ 7,958        $ 6,409
                                                                                       =======        =======

LIABILITIES:
   Current liabilities:
     Due to factor                                                                     $ 3,268        $ 1,817
     Accounts payable                                                                      555            380
     Due to affiliate                                                                      546            640
     Accrued royalties                                                                       2              2
     Other current liabilities                                                             107            160
                                                                                       -------        -------
       Total current liabilities                                                         4,478          2,999
   Deferred income                                                                         100            100
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding                                                          --             --
   Common stock, $.01 par value, 9,000 shares authorized; 5,017 and 5,011 shares issued and 4,128 and 4,122 shares outstanding at March 31, 2000 and
     December 31, 1999, respectively                                                        50             50
   Additional paid-in capital                                                            7,366          7,363
   Accumulated deficit                                                                  (2,108)        (2,145)
                                                                                       -------        -------
                                                                                         5,308          5,268
   Less treasury stock, at cost; 889 shares at March 31, 2000 and
     December 31, 1999                                                                  (1,879)        (1,879)
   Accumulated other comprehensive loss                                                    (49)           (79)
                                                                                       -------        -------

     TOTAL SHAREHOLDERS' EQUITY                                                          3,380          3,310
                                                                                       -------        -------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 7,958        $ 6,409
                                                                                       =======        =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                          2000           1999
                                                         -------        -------
Net sales ........................................       $ 2,935        $ 1,591
Cost of goods sold ...............................         2,181          1,076
                                                         -------        -------

Gross profit .....................................           754            515
Commission and other income ......................             5             29
                                                         -------        -------
                                                             759            544
Selling, general and administrative expenses .....           636            432
                                                         -------        -------

Operating income .................................           123            112

Other income (expenses):
   Interest income ...............................            19             15
   Interest and factoring expenses ...............          (105)          (116)
                                                         -------        -------

Net income .......................................       $    37        $    11
                                                         =======        =======

Basic and dilutive net income per common share ...       $   .01        $   .00
                                                         =======        =======

Weighted average common shares outstanding .......         4,122          3,904
                                                         =======        =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                  --------------
                                                                  2000      1999
                                                                  ----      ----
Net income .................................................       $37       $11

Other comprehensive income:
   Unrealized gains on marketable securities, net of taxes .        30        --
                                                                   ---       ---

Comprehensive income .......................................       $67       $11
                                                                   ===       ===

See Notes to Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                            2000          1999
                                                           -------        -----
Net cash used in operating activities ..............       $(1,419)       $(453)

INVESTING ACTIVITIES:
   Purchase of marketable securities ...............            (6)        --

FINANCING ACTIVITIES:
   Factor financing, net ...........................         1,451          455
   Issuance of common stock ........................             3         --
                                                           -------        -----

Net cash provided by financing activities ..........         1,454          455
                                                           -------        -----

Net increase (decrease) in cash and cash equivalents            29            2
Cash and cash equivalents at beginning of year .....           691          992
                                                           -------        -----

Cash and cash equivalents at end of period .........       $   720        $ 994
                                                           =======        =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes ......................       $     2        $   2
                                                           =======        =====

   Cash paid for interest, excluding factoring fees        $    83        $  83
                                                           =======        =====

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at March 31, 2000 and its results of operations, comprehensive income and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1999 and are incorporated herein by reference.

NOTE 2.  FINISHED GOODS INVENTORY

         Finished goods inventories for the interim periods presented were computed using the gross profit method.

NOTE 3.  EARNINGS PER SHARE

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

NOTE 4.  COMMON STOCK

         During the quarter ended March 31, 2000, options to purchase a total of 6,000 shares of the Company's common stock were exercised at $.50 per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         INTRODUCTION. Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of casual apparel, activewear and collection sportswear for men and boys. The Company markets its apparel to specialty and department store chains, sporting goods stores and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. Since adding a new management team in connection with a change of control transaction in May 1998, the Company has streamlined its operations, increased its focus on its most popular labels, acquired the CROSS COLOURS trademark, a pioneer in the early development of young men's urban fashion, added an Internet enabled virtual showroom for new and existing customers.

         TURNAROUND STRATEGY. As part of the strategy for returning the Company to profitability, its new management adopted a turnaround strategy that includes the following components:

         o INCREASED SALES -- implemented more favorable licensing arrangements and restructured the sales force by division or brand name to promote a more highly motivated staff with a deeper knowledge of each product line and targeted customer base;

         o INCREASED PROFIT MARGINS -- modified manufacturing arrangements to promote efficiencies, with greater control of inventories, to lower the cost of sales while creating faster inventory turn, thereby avoiding unnecessary markdowns;

         o LOWER FACTORING AND RENT CHARGES -- added more stringent controls to reduce factoring charges and relocated offices at a substantial savings in annual rent;

         o PROMOTED ADMINISTRATIVE EFFICIENCIES -- pursued cost cutting initiatives, on an aggressive basis where appropriate, with a minimum objective of bringing overhead costs in line with sales;

         o OPTIMIZED FINANCIAL EFFICIENCIES -- prioritized the collection of accounts receivable and the stricter management of customer returns and allowances; and

         o INCREASED PRODUCTIVITY -- increased organizational efficiencies and reduced the Company's cost of management below prior ratios as a percentage of sales, with a greater use of stock options to offset substantial reductions in salary levels.

         The success of the turnaround strategy implemented by the Company's new management contributed to a return to profitable operations in each quarter of 1999, marking the Company's first profitable year since 1993. This trend continued in the first quarter of 2000, with substantial gains in net sales of its redesigned apparel lineup.

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

         The Company's licensing campaign for CROSS COLOURS was initiated in the first quarter of 2000 with Kids Headquarters under an exclusive three-year manufacturing and distribution arrangement for boys' sportswear. Kids Headquarters is a division of Wear Me Apparel, one of the largest privately owned children's apparel companies with over 25 years of success in this market. The launch of CROSS COLOURS for boys is scheduled for the Spring 2001 season. Additional licensing proposals for this brand are continuing to be reviewed for other categories of the fast growing urban streetwear youth fashion market.

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

                               QUARTERLY NET SALES

                                 (IN THOUSANDS)

                    FIRST       SECOND        THIRD         FOURTH
                   QUARTER      QUARTER      QUARTER        QUARTER      TOTAL
                   -------      -------      -------        -------      -----
2000...........   $  2,935    $     ---     $     ---     $     ---    $     ---
1999...........      1,591        2,270         3,412         3,264       10,537
1998...........      1,855        1,653         4,130         2,229        9,867

         QUARTERS ENDED MARCH 31, 2000 AND 1999. Net sales of $2.9 million for the first quarter of 2000 increased by 84.5% from $1.6 million in the corresponding quarter of 1999. The increase primarily reflects a restructuring the Company's sales force by division or brand name to promote a more highly motivated team with a deeper knowledge of each product line and targeted customer base. As reflected in the progressive quarterly sales growth throughout 1999 and the first quarter of 2000, it also reflects the emergence of Stage II's revamped product mix and marketing strategy.

         Cost of goods sold as a percentage of sales increased to 74.3% in the first quarter of 2000 compared to 67.6% in the same quarter last year. The increase primarily reflects unusually high gross margins on various apparel sales in the first quarter of 1999.

         SG&A expenses of $636,000 for the first quarter of 2000 increased by 47.2% compared to $432,000 for the first quarter of 1999, primarily reflecting higher variable expenses associated with the Company's launch of its new CROSS COLOURS brand of urban streetwear and increased sales volumes of its other apparel lines. As a percentage of sales, SG&A expenses were 21.7% in the first quarter of 2000 compared to 27.2% in the same quarter in 1999.

         Interest and factoring expenses, net of interest income, aggregated $86,000 or 2.9% of sales in the first quarter of 2000 compared to $101,000 or 6.3% of sales in the corresponding quarter last year. The decrease reflects a slight reduction in borrowing levels.

         The Company realized net income of $37,000 or $.01 per share in the first quarter of 2000 compared to net income of $11,000 or $.00 per share in the corresponding quarter of 1999, reflecting the foregoing trends.

         The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash used by Stage II's operating activities during the first quarter of 2000 aggregated $1.4 million. The Company's cash position increased from $691,000 at December 31, 1999 to $720,000 at March 31, 2000 due primarily to increased factor debt.

         CAPITAL RESOURCES. At March 31, 2000, the Company had marketable securities with a carrying value of $701,000.

         Stage II maintains a factoring and credit facility with The CIT Group/Commercial Services, Inc. The agreements covering the credit facility provide for the factor to purchase the Company's accounts receivable that it has preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by Stage II. The factor receives a commission under the credit facility in an amount less than 1% of the net receivables it purchases. The agreements covering the credit facility also provide for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 2% above the prime rate.

         The Company's obligations under the credit facility are payable on demand and secured by its inventory, accounts receivable and marketable securities. The aggregate amount of letters of credit and borrowings available under the credit facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. The agreements covering the credit facility may be terminated without penalty by the Company on May 31, 2001 or the end of any subsequent contract year upon 60 days notice. As of March 31, 2000, the Company's net direct borrowings under the credit facility aggregated $3.3 million. This reflects an increase of $1.5 million from debt levels at December 31, 1999, attributable to additions to inventory since year end.

         The Company believes that its internally generated funds and borrowings available under its credit facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its credit facility or seek other external means to finance its operations in the future. As of March 31, 2000, the Company had no material capital expenditure requirements.

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

                                          STAGE II APPAREL CORP.


Date: May 11, 2000                        By:       /s/  RICHARD SISKIND
                                              ----------------------------------
                                                       Richard Siskind
                                                   Chief Executive Officer
                                                  (Duly Authorized Officer)
                                                (Principal Executive Officer)