Form 10-Q
period 2000-06-30
STAGE II APPAREL CORP
filed 2000-08-14
CIK 811933

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED JUNE 30, 2000         COMMISSION FILE NO. 1-9502


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS                          OUTSTANDING AT JULY 31, 2000

          COMMON STOCK                                     4,127,267

==============================================================================

                             STAGE II APPAREL CORP.

                                      INDEX

Part I.  Financial Information                                                                               PAGE
-------  ---------------------                                                                               ----

Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999.....................   2

Condensed Consolidated Statements of Income - Three Months and Six Months Ended
   June 30, 2000 and 1999 (unaudited).......................................................................   3

Consolidated Statements of Comprehensive Income - Three Months and Six Months Ended
   June 30, 2000 and 1999 (unaudited).......................................................................   4

Condensed Consolidated Statements of Cash Flows - Six Months Ended
   June 30, 2000 and 1999 (unaudited).......................................................................   5

Notes to Condensed Consolidated Financial Statements........................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   7


Part II.  Other Information.................................................................................  10

                          PART I. FINANCIAL INFORMATION

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                           JUNE 30,       DEC. 31,
                                                                                             2000           1999
                                                                                             ----           ----
ASSETS:                                                                                   (UNAUDITED)
   Current assets:
     Cash and cash equivalents........................................................    $     749       $     691
     Marketable securities............................................................          769             665
     Accounts receivable..............................................................          219             393
     Finished goods inventory.........................................................        5,678           2,145
     Prepaid expenses.................................................................          156              62
     Other current assets.............................................................          100
                                                                                          ---------       ---------
       Total current assets...........................................................        7,671           3,894
   Property and equipment, at cost, less accumulated depreciation.....................           18              34
   Goodwill, less accumulated amortization and impairment of $8,071 at
     June 30, 2000 and $7,988 at December 31, 1999....................................        1,543           1,626
   Trademark, less accumulated amortization of $23 at June 30, 2000
     and $11 at December 31, 1999.....................................................          252             264
   Other assets.......................................................................          515             529
                                                                                          ---------       ---------

     TOTAL ASSETS.....................................................................    $   9,999       $   6,409
                                                                                          =========       =========

LIABILITIES:
   Current liabilities:
     Due to factor....................................................................    $   3,914       $   1,817
     Accounts payable.................................................................          371             380
     Due to affiliate.................................................................        2,134             640
     Accrued royalties................................................................            2               2
     Other current liabilities........................................................           28             160
                                                                                          ---------       ---------
       Total current liabilities......................................................        6,449           2,999
   Deferred income....................................................................          100             100
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding......................................................          ---             ---
   Common stock, $.01 par value, 9,000 shares authorized; 5,017 and 5,011 shares issued and 4,128 and 4,122 shares outstanding at June 30, 2000 and
     December 31, 1999, respectively..................................................           50              50
   Additional paid-in capital.........................................................        7,366           7,363
   Accumulated deficit................................................................       (2,088)         (2,145)
                                                                                          ---------       ---------
                                                                                              5,328           5,268
   Less treasury stock, at cost; 889 shares at June 30, 2000 and
     December 31, 1999................................................................       (1,879)         (1,879)
   Accumulated other comprehensive income (loss)......................................            1             (79)
                                                                                          ---------       ---------

     TOTAL SHAREHOLDERS' EQUITY.......................................................        3,450           3,310
                                                                                          ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................    $   9,999       $   6,409
                                                                                          =========       =========


See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (UNAUDITED)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                            ------------------------      -------------------------
                                                              2000            1999           2000           1999
                                                            ---------      ---------      ---------       ---------

Net sales...............................................    $   2,758      $   2,270      $   5,694       $   3,861
Cost of goods sold......................................        1,993          1,634          4,174           2,710
                                                            ---------      ---------      ---------       ---------

Gross profit............................................          765            636          1,520           1,151
Commission and other income.............................            3              5              8              34
                                                            ---------      ---------      ---------       ---------
                                                                  768            641          1,528           1,185
Selling, general and administrative expenses............          621            506          1,258             938
                                                            ---------      ---------      ---------       ---------

Operating income........................................          147            135            270             247

Other income (expenses):
   Interest income......................................           20             15             39              30
   Interest and factoring expenses......................         (147)          (123)          (252)           (239)
                                                            ---------      ---------      ---------       ---------

Net income (loss).......................................    $      20      $      27      $      57       $      38
                                                            =========      =========      =========       =========

Earnings (loss) per common share:
   Basic................................................    $     .00      $     .01      $     .01       $     .01
                                                            =========      =========      =========       =========
   Diluted..............................................    $     .00      $     .00      $     .01       $     .01
                                                            =========      =========      =========       =========










See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      (In thousands, except per share data)

                                   (UNAUDITED)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                            ------------------------      -------------------------
                                                              2000            1999           2000           1999
                                                            ---------      ---------      ---------       ---------

Net income (loss)........................................   $      20      $      27      $      57       $      38

Other comprehensive income (loss):
   Unrealized gains (losses) on marketable securities,
     net of taxes........................................          50              3             80               3
                                                            ---------      ---------      ---------       ---------

Comprehensive income (loss)..............................   $      70      $      30      $     137       $      41
                                                            =========      =========      =========       =========



















See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          -------------------------

                                                                                             2000           1999
                                                                                          ---------       ---------

Net cash provided by (used in) operating activities...................................    $  (2,034)      $     125

Investing Activities:
   Purchase of marketable securities..................................................           (6)            ---
                                                                                          ---------       ---------

Net cash used in investing activities.................................................           (6)            ---
                                                                                          ---------       ---------

Financing Activities:
   Factor financing, net..............................................................        2,097            (278)
   Issuance of common stock...........................................................            3               C
                                                                                          ---------       ---------

Net cash provided by (used in) financing activities...................................        2,100            (278)
                                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents..................................           51            (153)

Cash and cash equivalents at beginning of year........................................          691             992
                                                                                          ---------       ---------

Cash and cash equivalents at end of period............................................    $     741       $     839
                                                                                          =========       =========

Supplemental disclosure of cash flows information:

   Cash paid for income taxes.........................................................    $       3       $       2
                                                                                          =========       =========

   Cash paid for interest, excluding factoring fees...................................    $     212       $     168
                                                                                          =========       =========








See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 2000 and its results of operations, comprehensive income and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1999 and are incorporated herein by reference.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         INTRODUCTION. Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of casual apparel, activewear and collection sportswear for men and boys. The Company markets its apparel to specialty and department store chains, sporting goods stores and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. Since adding a new management team in connection with a change of control transaction in May 1998, the Company has streamlined its operations, increased its focus on its most popular brands, acquired the Cross Colours trademark, a pioneer in the early development of young men's urban fashion, added an Internet enabled virtual showroom for new and existing customers.

         TURNAROUND STRATEGY. As part of the strategy for returning the Company to profitability, its new management adopted a turnaround strategy that includes the following components:

         - INCREASED SALES -- implemented more favorable licensing arrangements and restructured the sales force by division or brand name to promote a more highly motivated staff with a deeper knowledge of each product line and targeted customer base;

         - INCREASED PROFIT MARGINS -- modified manufacturing arrangements to promote efficiencies, with greater control of inventories, to lower the cost of sales while creating faster inventory turn, thereby avoiding unnecessary markdowns;

         - LOWER FACTORING AND RENT CHARGES -- added more stringent controls to reduce factoring charges and relocated offices at a substantial savings in annual rent;

         - PROMOTED ADMINISTRATIVE EFFICIENCIES -- pursued cost cutting initiatives, on an aggressive basis where appropriate, with a minimum objective of bringing overhead costs in line with sales;

         - OPTIMIZED FINANCIAL EFFICIENCIES -- prioritized the collection of accounts receivable and the stricter management of customer returns and allowances; and

         - INCREASED PRODUCTIVITY -- increased organizational efficiencies and reduced the Company's cost of management below prior ratios as a percentage of sales, with a greater use of stock options to offset substantial reductions in salary levels.

         The success of the turnaround strategy implemented by the Company's new management contributed to a return to profitable operations in each quarter of 1999, marking the Company's first profitable year since 1993. This trend continued in the first two quarters of 2000, with substantial gains in net sales of its redesigned apparel lineup.

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

                               QUARTERLY NET SALES
                                 (In thousands)


                                      FIRST            SECOND            THIRD            FOURTH
                                     QUARTER           QUARTER          QUARTER           QUARTER           TOTAL
                                     -------           -------          -------           -------           -----

2000.............................   $  2,935         $   2,758         $     ---        $     ---         $     ---
1999.............................      1,591             2,270             3,412            3,264            10,537
1998.............................      1,855             1,653             4,130            2,229             9,867


         QUARTERS ENDED JUNE 30, 2000 AND 1999. Net sales of $2.8 million for the second quarter of 2000 increased by 21.5% from $2.3 million in the corresponding quarter of 1999. The increase primarily reflects a restructuring of the Company's sales force by division or brand name to promote a more highly motivated team with a deeper knowledge of each product line and targeted customer base. As reflected in the progressive quarterly sales growth throughout 1999 and the first two quarters of 2000, it also reflects the emergence of Stage II's revamped product mix and marketing strategy.

         Cost of goods sold as a percentage of sales was 72.3% in the second quarter of 2000 compared to 72.0% in the same quarter last year. The Company considers the variation immaterial.

         SG&A expenses of $621,000 for the second quarter of 2000 increased by 22.7% compared to $506,000 for the second quarter of 1999, primarily reflecting costs for the Company's launch if its new Cross Colours brand of urban streetwear and variable expenses associated with higher sales volumes of its other apparel lines. As a percentage of sales, SG&A expenses were 22.5% in the second quarter of 2000 compared to 22.3% for the same quarter in 1999.

         Interest and factoring expenses, net of interest income, aggregated $127,000 or 4.6% of sales in the second quarter of 2000 compared to $108,000 or 4.8% of sales in the corresponding quarter last year. The increase reflects higher borrowing levels to support the Company's sales growth.

         The Company realized net income of $20,000 or $.00 per share in the second quarter of 2000 compared to net income of $27,000 or $.01 per share in the corresponding quarter of 1999, reflecting the foregoing trends.

         SIX MONTHS ENDED JUNE 30, 2000 AND 1999. Net sales of $5.7 million for the first six months of 2000 increased by 47.5% from $3.9 million in the corresponding period in 1999. The increase primarily reflects a restructuring of the Company's sales force by division or brand name to promote a more highly motivated team with a deeper knowledge of each product line and targeted customer base.

         Cost of goods sold as a percentage of sales increased to 73.3% in the first half of 2000 compared to 70.2% in the same period last year. The increase primarily reflects unusually high gross margins on various apparel sales in the first half of 1999.

         SG&A expenses of $1,258,000 million for the first six months of 2000 increased by 34.1% compared to $938,000 for the first six months of 1999, primarily reflecting costs for the Company's launch if its new Cross Colours brand of urban streetwear and variable expenses associated with higher sales volumes of its other apparel lines. As a percentage of sales, SG&A expenses were 22.1% in the first two quarters of 2000 compared to 24.3% in the same period last year.

         Interest and factoring expenses, net of interest income, aggregated $213,000 or 3.7% of sales in the first half of 2000 compared to $209,000 or 5.4% of sales in the corresponding period last year. The increase reflects higher borrowing levels to support the Company's sales growth.

         The Company realized net income of $57,000 or $.01 per share in the first six months of 2000 compared to net income of $38,000 or $.01 per share in the corresponding period in 1999, reflecting the foregoing trends.

         The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash used by Stage II's operating activities during the first six months of 2000 aggregated $2.0 million. The Company's cash position increased from $691,000 at December 31, 1999 to $742,000 at June 30, 2000 due primarily to increased factor debt.

         CAPITAL RESOURCES. At June 30, 2000, the Company had marketable securities with a carrying value of $769,000.

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

         The Company's obligations under the credit facility are payable on demand and secured by its inventory, accounts receivable and marketable securities. The aggregate amount of letters of credit and borrowings available under the credit facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. The agreements covering the credit facility may be terminated without penalty by the Company on May 31, 2001 or the end of any subsequent contract year upon 60 days notice. As of June 30, 2000, the Company's net direct borrowings under the credit facility aggregated $3.9 million. This reflects an increase of $2.1 million from debt levels at December 31, 1999, attributable to additions to inventory since year end.

         The Company believes that its internally generated funds and borrowings available under its credit facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its credit facility or seek other external means to finance its operations in the future. As of June 30, 2000, the Company had no material capital expenditure requirements.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 16, 2000, the Company held its annual meeting of shareholders. All of the incumbent Class II directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below.


                                                             VOTES
                                                           VOTES FOR                     WITHHELD
                                                           ---------                     --------

                  Richard Siskind                          3,731,838                      48,700
                  Robert Greenberg                         3,731,838                      48,700
                  Beverly Roseman                          3,731,838                      48,700

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 - K.

         (a)  EXHIBITS:

              EXHIBIT
              NUMBER  :    EXHIBIT
              -------      -------

                27.1       Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STAGE II APPAREL CORP.

Date: August 10, 2000                      By:           /s/  Richard Siskind
                                                --------------------------------
                                                          Richard Siskind,
                                                       Chief Executive Officer
                                                      (DULY AUTHORIZED OFFICER)
                                                   (PRINCIPAL EXECUTIVE OFFICER)