Form 10-Q
period 2000-09-30
STAGE II APPAREL CORP
filed 2000-11-14
CIK 811933

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


FOR THE QUARTER ENDED SEPTEMBER 30, 2000              COMMISSION FILE NO. 1-9502


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            TITLE OF CLASS                OUTSTANDING AT OCTOBER 31, 2000
            --------------                -------------------------------

             Common Stock                             4,127,267

================================================================================

                             STAGE II APPAREL CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                               PAGE
Condensed Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999................   2

Condensed Consolidated Statements of Income (Loss) - Three Months and Nine Months Ended
   September 30, 2000 and 1999 (unaudited)..................................................................   3

Consolidated Statements of Comprehensive Income (Loss) - Three Months and Nine Months Ended
   September 30, 2000 and 1999 (unaudited)..................................................................   4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
   September 30, 2000 and 1999 (unaudited)..................................................................   5

Notes to Condensed Consolidated Financial Statements........................................................   6

Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   7


PART II.  OTHER INFORMATION.................................................................................   9

                          PART I. FINANCIAL INFORMATION

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               SEPT. 30, DEC. 31,

                                                                                       2000          1999
                                                                                      -------       -------
                                                                                   (UNAUDITED)
ASSETS:
   Current assets:
     Cash and cash equivalents .................................................      $   373       $   691
     Marketable securities .....................................................          757           665
     Accounts receivable .......................................................          207           393
     Finished goods inventory ..................................................        5,271         2,145
     Prepaid expenses ..........................................................          114            62
                                                                                      -------       -------
       Total current assets ....................................................        6,722         3,956
   Property and equipment, at cost, less accumulated depreciation ..............           33
                                                                                                         34
   Goodwill, less accumulated amortization and impairment of $8,113 at
     September 30, 2000 and $7,988 at December 31, 1999 ........................        1,501         1,626
   Trademark, less accumulated amortization of $29 at September 30, 2000
     and $11 at December 31, 1999 ..............................................          246           264
   Other assets ................................................................          513           529
                                                                                      -------       -------
     TOTAL ASSETS ..............................................................      $ 9,015       $ 6,409
                                                                                      =======       =======

LIABILITIES:
   Current liabilities:
     Due to factor .............................................................      $ 3,310       $ 1,817
     Accounts payable ..........................................................          502           380
     Due to affiliate ..........................................................        1,757           640
     Other current liabilities .................................................           63           162
                                                                                      -------       -------
       Total current liabilities ...............................................        5,632         2,999
   Deferred income .............................................................          100           100

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000 shares authorized;
     none issued and outstanding ...............................................           --            --
   Common stock, $.01 par value, 9,000 shares authorized; 5,016 and 5,011 shares issued and 4,127 and 4,122 shares outstanding at September 30, 2000 and
     December 31, 1999, respectively ...........................................           50            50
   Additional paid-in capital ..................................................        7,366         7,363
   Accumulated deficit .........................................................       (2,235)       (2,145)
                                                                                      -------       -------
                                                                                        5,181         5,268
   Less treasury stock, at cost; 889 shares at September 30, 2000 and
     December 31, 1999 .........................................................       (1,879)       (1,879)
   Accumulated other comprehensive income (loss) ...............................          (19)          (79)
                                                                                      -------       -------

     TOTAL SHAREHOLDERS' EQUITY ................................................        3,283         3,310
                                                                                      -------       -------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................      $ 9,015       $ 6,409
                                                                                      =======       =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                  ---------------------       ---------------------
                                                    2000         1999          2000          1999
                                                  -------       -------       -------       -------
Net sales ..................................      $ 2,392       $ 3,412       $ 8,086       $ 7,273
Cost of goods sold .........................        1,776         2,748         5,950         5,458
                                                  -------       -------       -------       -------

Gross profit ...............................          616           664         2,136         1,815
Commission and other income ................            3             4            11            38
                                                      619           668         2,147         1,853
Selling, general and administrative expenses          638           554         1,897         1,492

Operating income (loss) ....................          (19)          114           250           361

Other income (expenses):
   Interest income .........................           22            16            62            46
   Interest and factoring expenses .........         (151)         (124)         (403)         (363)
                                                  -------       -------       -------       -------
Net income (loss) ..........................      $  (148)      $     6       $   (91)      $    44
                                                  =======       =======       =======       =======

Earnings (loss) per common share:
   Basic ...................................      $ (0.04)      $   .00       $ (0.02)      $   .01
                                                  =======       =======       =======       =======
   Diluted .................................      $ (0.04)      $   .00       $ (0.02)      $   .01
                                                  =======       =======       =======       =======


See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                            -----------------      -----------------
                                                            2000        1999       2000        1999
                                                            -----       -----      -----       -----
Net income (loss) ....................................      $(148)      $   6      $ (91)      $  44

Other comprehensive income (loss):
   Unrealized gains (losses) on marketable securities,
     net of taxes ....................................        (20)         --         60           3
                                                            -----       -----      -----       -----

Comprehensive income (loss) ..........................      $(168)      $   6      $ (31)      $  47
                                                            =====       =====      =====       =====


See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            2000         1999
                                                          -------       -------
Net cash provided by (used in) operating activities       $(1,762)      $   705

INVESTING ACTIVITIES:
   Purchase of marketable securities ...............          (32)         (188)
Purchase of equipment ..............................          (20)           --

Net cash used in investing activities ..............          (52)         (188)

FINANCING ACTIVITIES:
   Factor financing, net ...........................        1,493          (669)
   Issuance of common stock ........................            3            --
                                                          -------       -------
                                                            1,496          (669)

Net cash provided by (used in) financing activities            --            --
                                                          -------       -------

Net increase (decrease) in cash and cash equivalents         (318)         (152)

Cash and cash equivalents at beginning of year .....          691           992
                                                          -------       -------

Cash and cash equivalents at end of period .........      $   373       $   840
                                                          =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

   Cash paid for income taxes ......................      $     7       $    --
                                                          =======       =======

   Cash paid for interest, excluding factoring fees       $   341       $   244
                                                          =======       =======

See Notes to Condensed Consolidated Financial Statements.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 2000 and its results of operations, comprehensive income and cash flows for the interim periods presented. The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of operating results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 1999 and are incorporated herein by reference.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Stage II Apparel Corp. (the "Company" or "Stage II") designs and distributes an extensive range of casual apparel, activewear and collection sportswear for men and boys. The Company markets its apparel to specialty and department store chains, sporting goods stores and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. In May 1999, Stage II completed the acquisition of the Cross Colours trademark, a pioneer brand in the early development of the young men's urban fashion. The Company has developed its own lines of Cross Colours products internally, with a strategy of offering affordable prices to expand the availability of lifestyle urban streetwear to a wider audience within the young men's market. In addition to its own Cross Colours apparel lines, Stage II also plans to license a wide variety of retail items under this brand, focusing initially on footwear, accessories, kids' and juniors' activewear and home products. In August 1999, the Company obtained an exclusive license to use the STANLEY BLACKER brand for men's activewear, swimwear, jeans, sleepwear and loungewear, as well as various categories of accessories.


RESULTS OF OPERATIONS

         QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999. Net sales of $2,392,000 for the third quarter of 2000 decreased by 29.9% from $3,412,000 in the corresponding quarter of 1999. The decline in net sales was due to the overall weakness in the Company's segment of the apparel market in 2000 as well as the sales of discontinued brands in 1999.

         Gross profit as a percentage of sales was 25.8% in the third quarter of 2000 compared to 19.5% in the same quarter last year. The increase was primarily due to the sales of new brands, as compared to the sales of discontinued brands at lower gross margins in 1999.

         Selling, general and administrative expenses of $638,000 for the third quarter of 2000 increased by 15.2% compared to $554,000 for the third quarter of 1999, reflecting the increased expenses with respect to the Company's new CROSS COLOURS brand of urban streetwear. As a percentage of sales, selling, general and administrative expenses were 26.7% in the third quarter of 2000 compared to 16.2% for the same quarter in 1999.

         Interest and factoring expenses, net of interest income, aggregated $129,000 or 5.4% of sales in the third quarter of 2000 compared to $108,000 or 3.2% of sales in the corresponding quarter last year. The increase reflects higher borrowing levels and increased interest rates.

         The Company recognized a net loss of $148,000 or $(.04) per share in the third quarter of 2000 compared to net income of $6,000 or $.00 per share in the corresponding quarter of 1999. The loss was due primarily to overall weakness in the Company's segment of the apparel market.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999. Net sales of $8,086,000 for the first nine months of 2000 increased by 11.2% from $7,273,000 in the corresponding period in 1999.

         Gross profit as a percentage of sales was 26.4% in the first nine months of 2000 compared to 25.0% in the same period last year. The increase is primarily due to the sales of new brands, as compared to the sales of discontinued brands at lower gross margins in 1999.

         Selling, general and administrative expenses of $1,897,000 for the first nine months of 2000 increased by 27.1% compared to $1,492,000 for the first nine months of 1999, primarily reflecting the increased expenses with respect to the Company's new CROSS COLOURS brand of urban streetwear. As a percentage of sales, selling, general and administrative expenses were 23.5% in the first three quarters of 2000 compared to 20.5% in the same period last year.

         Interest and factoring expenses, net of interest income, aggregated $341,000 or 4.2% of sales in the first nine months of 2000 compared to $317,000 or 4.4% of sales in the corresponding period last year. The increase reflects higher borrowing levels and increased interest rates.

         The Company recognized a net loss of $91,000 or $(.02) per share in the first nine months of 2000 compared to net income of $44,000 or $.01 per share in the corresponding period in 1999, reflecting the foregoing trends. The loss was due primarily to overall weakness in the Company's segment of the apparel market.


LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash used by Stage II's operating activities during the first nine months of 2000 aggregated $1.7 million. The Company's cash position decreased from $691,000 at December 31, 1999 to $373,000 at September 30, 2000.

         CAPITAL RESOURCES. At September 30, 2000, the Company had marketable securities with a carrying value of $757,000.

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

         The Company's obligations under the credit facility are payable on demand and secured by its inventory and accounts receivable. The aggregate amount of letters of credit and borrowings available under the credit facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. The agreements covering the credit facility may be terminated without penalty by the Company on May 31, 2001 or the end of any subsequent contract year upon 60 days notice. As of September 30, 2000, the Company's net direct borrowings under the credit facility aggregated $3.3 million. This reflects an increase of $1.5 million from debt levels at December 31, 1999, attributable to additions to inventory since year end.

         The Company has received from an affiliated Company credit amounting to $1,757 for purchases of inventory.

         The Company believes that its internally generated funds and borrowings available under its credit facility will be sufficient to meet its foreseeable working capital requirements. Stage II may reborrow amounts repaid under its credit facility or seek other external means to finance its operations in the future. As of September 30, 2000, the Company had no material capital expenditure requirements.

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


                                          STAGE II APPAREL CORP.


Date: November 10, 2000                   By:       /s/ RICHARD SISKIND
                                              ----------------------------------
                                                      Richard Siskind
                                                   Chief Executive Officer
                                                  (Duly Authorized Officer)
                                                (Principal Executive Officer)