Form 10-K405
period 2000-12-31
STAGE II APPAREL CORP
filed 2001-03-30
CIK 811933

================================================================================
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 1-9502

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 15, 2001, there were 4,127,267 shares of Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $900,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.


--------------------------------------------------------------------------------
================================================================================

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

      MARKET POSITION. The Company believes it is a recognized supplier in its market segment, with an established reputation for quality and value. This assessment is based on factors including merchandiser recognition of the Company's licensed and proprietary brand names, its apparel sales penetration in major chain stores and the fragmented nature of the industry. During 2000, Stage II had over 500 customers.

      MARKET SECTOR. Stage II has specialized in casual apparel and activewear primarily for men and boys since its inception in 1980. The Company's products offer customers a wide selection of apparel styles, fabrics and colors for leisure and sports activities and are sold at "popular" and "moderate to better" prices. In addition to its proprietary CROSS COLOURS and TIMBER RUN brands priced for mid-market retailing, the Company has targeted higher end markets with new lines of men's activewear under an exclusive license acquired in 1999 for the STANLEY BLACKER brand.

      TURNAROUND STRATEGY. Stage II incurred substantial losses prior to its change of control under a new management team in 1998 As part of a turnaround strategy implemented during the last two years, the Company streamlined its operations and added several new brands to bolster its product lines and customer base. These initiatives included its 1999 acquisition of the CROSS COLOURS trademark, a pioneer in the early development of young men's urban fashion, and development of new CROSS Colours product lines targeted for distribution at affordable prices to a broad range of the young men's market. Although Stage II achieved modest profitability from its turnaround strategy in 1999 primarily through overhead reductions and operating efficiencies, overall weakness in the Company's market sector and related inventory writedowns, combined with expenses for the launch of its CROSS COLOURS campaign, contributed to a net loss of $1.3 million in 2000. See "Management's Discussion and Analysis of Financial Position and Results of Operations."

      LICENSING REDIRECTION. The Company plans to emphasize trademark licensing in an effort to reduce the costs and inventory risks associated with its apparel distribution business. While continuing to distribute its own apparel lines on at least a transitional basis, Stage II will focus on opportunities to license a wide variety of retail items under its CROSS COLOURS and TIMBER RUN brands in both domestic and international markets. The Company may also seek to acquire additional trademark assets to expand its licensing program.

      In January 2001, the Company completed its first international licensing transaction with a Japanese apparel company for sales of men's and ladies' apparel under the CROSS COLOURS brand throughout Japan and its territories and possessions. In view of timing requirements for the introduction of licensed products, Stage II does not expect its licensing program to reverse the performance trends for its current operations in the near term.

      PRODUCTS

      GENERAL. The Company's product mix was historically based on the perception that retail customers preferred quality brand name apparel over comparable proprietary or private label products. Stage II implemented this strategy by acquiring U.S. license rights to nationally recognized brand names, expanding its product lines to accommodate numerous brand name licenses.

      During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing various license rights and liquidating its interests in Canadian and Hong Kong subsidiaries. The relinquished lines were replaced with exclusive licenses for the ADOLFO brand in 1998 and the STANLEY BLACKER brand in August 1999. In addition, the Company increased emphasis on its own proprietary labels, primarily TIMBER RUN, MAIN EVENT, PRO TOUR and, commencing in 1999, the CROSS COLOURS trademark.

      LICENSED BRAND NAME APPAREL SALES. During 2000, 1999 and 1998, sales of brand name apparel accounted for approximately 13%, 19% and 46%, respectively, of the Company's net sales. The reduced role of licensed brand name apparel in the Company's product mix reflects its increased reliance on proprietary labels to accommodate demand for more moderately priced men's and boys' activewear.

      CROSS COLOURS TRADEMARK. In May 1999, Stage II acquired the CROSS COLOURS trademark from a group including one of the Company's outside directors in exchange for 200,000 shares of Stage II common stock. To leverage the brand's strong association with the early development of young men's urban streetwear, the Company launched its own men's lines of CROSS COLOURS streetwear and initiated a licensing arrangement for boys' categories, targeting retailers at price points below fashion forward levels. The campaign's success has been impaired to date by various factors, including production delays, retailer constraints and license performance issues. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Position and Results of Operations."

      PRODUCT MIX. During the last three years, Stage II increased emphasis on its own TIMBER RUN AND CROSS COLOURS labels. These apparel lines accounted for approximately 29%, 15% and 25% of the Company's net sales in 2000, 1999 and 1998, respectively.

MARKETING AND DISTRIBUTION

      MARKETING STRATEGY. The Company's marketing strategy focuses on multiple product lines of quality casual apparel and activewear distinguished by design, brand and label. Stage II sells its products through a sales force consisting of two sales employees. The Company advertises its brand name products through its catalogs distributed each season and magazines including DISCOUNT STORES NEWS, a trade periodical, and the DAILY NEWS Record. The Company also displays its merchandise in showrooms at its New York City headquarters. In addition, Stage II exhibits its apparel at the semi-annual trade shows produced by the Men's Apparel Guild (MAGIC), a major men's and boys' apparel show, and other trade shows.

      CUSTOMERS. In each of the last two years, the Company's products were sold to over 500 customers operating national and regional specialty and department store chains, sporting goods stores and wholesale membership clubs throughout the United States, Canada and Mexico. The Company's ten largest customers during 2000 (measured by sales) were Variety Wholesalers, Marshalls, Factory 2-U, Ross Stores, Modells, Bradlees, Ames Department Stores, TJ Maxx, Alko Distributors and Damani Dada. Approximately 54% of the Company's 2000 net sales were made to these customers, of which Damani Dada accounted for approximately 10% of sales. Approximately 32% of the Company's 1999 net sales were made to its ten largest accounts, of which Ames Department Stores, Inc. accounted for approximately 10% of sales.

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

BACKLOG

      The Company's backlog of apparel orders at March 23, 2001 totaled approximately $760,000, including 2001 sales through that date, compared to backlog of approximately $2.5 million at March 15, 2000, including sales through that date. All of the orders at March 23, 2001 are scheduled for delivery by the end of the year. Backlog represents orders placed by customers that are not yet due for shipment. The amount of unfilled orders at a particular time is affected by a number of factors including the scheduling of the manufacture and shipment of the product, which in some instances is dependent on the desires of the customer. Cancellations, rejections and returns can reduce the amount of net sales resulting from the backlog of orders. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful or indicative of subsequent actual shipments.

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

EMPLOYEES

      As of December 31, 2000, the Company had ten employees. None of the Company's employees are represented by a union. Stage II considers its working relationships with employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.


ITEM 2.  PROPERTIES

NEW YORK OFFICE HEADQUARTERS

      The Stage II has its administrative and sales office at 1385 Broadway, New York, NY. The Company has a lease arrangement with an affiliated company, for 3000 square feet through 2003 at an annual cost of approximately $78,000 per year.

DISTRIBUTION FACILITIES

      During the last two years, the Company distributed substantially all of its finished garments in the United States from a distribution facility located in the New York metropolitan area. In 2000 and 1999, the Company's aggregate warehouse and distribution costs were approximately $48,000 and $117,000, respectively. During each of the last two years, the Company shared an affiliate's warehouse space at no charge.


ITEM 3.  LEGAL PROCEEDINGS

      In February 2001, the Company brought an action in New York County Supreme Court against Wear Me Apparel Corp. for unpaid royalties aggregating in excess of $1.5 million under a license agreement entered with Stage II in October 1999. The agreement provided an exclusive license to the Kid's Headquarters division of Wear Me Apparel for manufacturing and distribution of boys' sportswear lines under the CROSS COLOURS trademark, with a scheduled launch for the Fall 2000 season. The licensee has filed counterclaims seeking the return of an initial $100,000 payment under the agreement. The Company believes the counterclaims are without merit and plans to vigorously pursue its claims.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

TRADING MARKET

      The Company's common stock is listed for trading on the American Stock Exchange ("AMEX") under the symbol SA. The following table sets forth, for the periods indicated, its high and low sales prices as reported on the AMEX.


                                                     MARKET PRICES
                                                   ----------------
                                                   HIGH        LOW
                                                   ----        ---
            1999:
            ----

            First quarter..........................$3.81      $.88
            Second quarter......................... 2.38      1.25
            Third quarter.......................... 2.00      1.38
            Fourth quarter......................... 1.69      1.13

            2000:
            ----

            First quarter.......................... 1.56      1.00
            Second quarter......................... 1.50       .88
            Third quarter.......................... 1.19       .88
            Fourth quarter......................... 1.06       .38

            2001:
            ----

            First quarter (through March 2, 2001)..  .50       .38


SECURITY HOLDERS

      As of February 28, 2001, there were approximately 100 holders of record and an estimated 750 beneficial owners of the Company's common stock.

DIVIDENDS

       The Company has not paid any dividends on its common stock since 1994 and does not expect to consider reinstituting dividend payments in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table presents selected financial data of Stage II at and for the year ended December 31 in each of the five years through 2000. The selected financial data presented below has been derived from the Company's audited financial statements. For each of the three years through December 31, 2000, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Financial Statements of the Company and related Notes included elsewhere in this Report.

                     STAGE II APPAREL CORP. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       2000        1999       1998         1997        1996
                                                                      ------      ------     ------       ------      ------
INCOME STATEMENT DATA:
Net sales ........................................................   $  9,891    $ 10,537    $  9,867    $ 16,547    $ 33,428
Cost of goods sold ...............................................      8,158       7,982       7,859      14,234      28,016
                                                                     --------    --------    --------    --------    --------
  Gross profit ...................................................      1,733       2,555       2,008       2,313       5,412
Commission and other income ......................................         18          97         251         442         678
                                                                     --------    --------    --------    --------    --------
                                                                        1,751       2,652       2,259       2,755       6,090
Selling, general and administrative expenses .....................      2,638       2,431       3,391       6,083       9,195
Loss (gain) on lease cancellation ................................       --          (244)        561        --          --
Impairment of prepaid salary and non-compete .....................       --          --          --           255         512
Impairment of goodwill ...........................................       --          --          --         5,029        --
Loss (gain) on sale of securities ................................        (11)        (22)       --           285        --
Loss (gain) on settlement of litigation ..........................       --          --          --          (249)        (13)
                                                                     --------    --------    --------    --------    --------
  Operating income (loss) ........................................       (876)        487      (1,693)     (8,648)     (3,604)
Royalty income ...................................................        100        --          --          --          --
Interest expense, net ............................................        497         405         544         690       1,588
                                                                     --------    --------    --------    --------    --------
  Income (loss) from continuing operations
   before income taxes (benefit)  ................................     (1,273)         82      (2,237)     (9,338)     (5,192)
Income taxes (benefit) ...........................................          7           6          81          74         (33)
                                                                     --------    --------    --------    --------    --------
  Income (loss) from continuing operations .......................     (1,280)         76      (2,318)     (9,412)     (5,159)
                                                                     --------    --------    --------    --------    --------
Discontinued operations:
  Loss from discontinued operations ..............................       --          --          --          --          (324)
  Gain (loss) on disposal of discontinued
   operations ....................................................       --          --          --           163      (1,479)
                                                                     --------    --------    --------    --------    --------
                                                                         --          --          --           163      (1,803)
                                                                     --------    --------    --------    --------    --------
Net income (loss) ................................................   $ (1,280)   $     76    $ (2,318)   $ (9,249)   $ (6,962)
                                                                     ========    ========    ========    ========    ========
Net income (loss) per common share:
  Income (loss) from continuing operations .......................   $   (.31)   $    .02    $   (.59)      (2.28)   $  (1.23)
  Income (loss) from discontinued operations .....................       --          --           --          .04        (.43)
                                                                     --------    --------    --------    --------    --------
Total net income (loss) per common share .........................       (.31)        .02        (.59)      (2.24)      (1.69)

Weighted average common shares outstanding .......................      4,124       4,037       3,904       4,128       4,196
                                                                     ========    ========    ========    ========    ========



                                                                                          AS OF DECEMBER 31,
                                                                     ---------------------------------------------------------
                                                                         2000        1999        1998        1997        1996
                                                                     --------    --------    --------    --------    ---------
SUMMARY BALANCE SHEET DATA:
  Total assets ...................................................   $  5,697    $  6,409    $  6,800    $ 11,178    $ 25,809
  Due to factor ..................................................      2,636       1,817       2,331       4,650       7,174
  Long term debt, excluding current portion ......................       --          --          --         ---           699
  Shareholders' equity ...........................................      2,067       3,310       3,031       5,327      14,390

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company has historically developed its product lines primarily through the acquisition of license rights to nationally recognized brand names for sales of its apparel in the United States. During the last three years, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for various brand name lines and liquidating its Canadian and Hong Kong subsidiaries. The relinquished lines were replaced with exclusive licenses for the ADOLFO brand in 1998 and the STANLEY BLACKER brand in 1999. Stage II also increased emphasis on its own proprietary labels, primarily TIMBER RUN and, commencing in 1999, the CROSS COLOURS trademark.

      In general, the Company's licensed brand name apparel sells at a higher price and with greater gross profit margins than comparable non-branded apparel. These advantages are partially offset by royalty and advertising costs included in selling, general and administrative ("SG&A") expenses. The Company's new lines were acquired with a view toward retaining the advantages of brand name recognition without the high costs associated with its prior licenses.

      Prior to a change of control transaction that added a new management team to Stage II in May 1998, the Company's difficulties in reducing SG&A expenses and maintaining strong gross profit margins in the face of intensified competition in the retail apparel market contributed to substantial net losses. A turnaround strategy implemented by new management to reduce costs and increase operating efficiencies contributed to modestly profitable operating results in the last two quarters of 1998 before giving effect to various noncash or nonrecurring items and throughout 1999. During 2000, despite a disciplined adherence to these turnaround initiatives, an increasing soft retail market led to significant order cancellations and related inventory writedowns, combined with expenses for the launch of its CROSS COLOURS campaign, contributed to a net loss of $1.3 million for the year.

      The Company has initiated a strategy designed to reverse this trend by emphasizing trademark licensing in an effort to reduce the costs and inventory risks associated with its apparel distribution business. While continuing to distribute its own apparel lines on at least a transitional basis, Stage II will continue to focus on opportunities to license a wide variety of retail items under its CROSS COLOURS and TIMBER RUN brands in both domestic and international markets. The Company may also seek to acquire additional trademark assets to expand its licensing program.

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

                               QUARTERLY NET SALES
                                 (IN THOUSANDS)

                         FIRST      SECOND       THIRD      FOURTH
                        QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                        -------     -------     -------     -------      -----

2000................... $2,935      $2,758      $2,392      $1,806      $9,891
1999...................  1,591       2,270       3,412       3,264      10,537
1998...................  1,855       1,653       4,130       2,229       9,867

      The following tables present the Company's gross profit, net income (loss) and net income (loss) per share during the last three years. The reduction in gross profit in the fourth quarters of 2000 and 1998 reflects the sell off of discontinued lines and an increase in inventory markdowns. Amounts may not add across due to rounding.

                             QUARTERLY GROSS PROFIT
                                 (IN THOUSANDS)

                         FIRST      SECOND       THIRD      FOURTH
                        QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                        -------     -------     -------     -------      -----

2000................... $  755      $  765      $  616      $ (403)     $1,733
1999...................    515         636         664         740       2,555
1998...................    418         434       1,092          64       2,008


                           QUARTERLY NET INCOME (LOSS)
                                 (IN THOUSANDS)

                         FIRST      SECOND       THIRD      FOURTH
                        QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                        -------     -------     -------     -------      -----

2000................... $   37      $   20      $ (148)     $(1,189)   $(1,280)
1999...................     11          27           6          32          76
1998...................   (692)       (632)       (472)       (522)     (2,318)


                      QUARTERLY NET INCOME (LOSS) PER SHARE

                         FIRST      SECOND       THIRD      FOURTH
                        QUARTER     QUARTER     QUARTER     QUARTER    TOTAL
                        -------     -------     -------     -------    -----

2000................... $    .01    $    .00    $  (.04)    $  (.29)  $   (.31)
1999...................      .00         .01        .00         .01        .02
1998...................     (.18)       (.16)      (.12)       (.13)      (.59)


      2000 AND 1999. Net sales of $9.9 million in 2000 decreased by 6.1% from $10.5 million in 1999. The decline in net sales during 2000 reflects overall weakness in the Company's segment of the apparel market, which contributed to significant order cancellations and related inventory writedowns.

      Cost of goods sold as a percentage of sales increased to 82.5% in 2000 compared to 75.8% in 1999. The increase in 2000 reflects increasingly softness in the casual apparel market during the year, combined with off price sales of discontinued brands.

      Commission and other income decreased by 81.4% during 2000 compared to the prior year, reflecting a decrease in emphasis on the Company's lower margin sales agency business.

      SG&A expenses in 2000 were $2.6 million for the year, an increase of 8.5 % compared to $2.4 million in 1999, reflecting additional costs for the Company's launch of its CROSS COLOURS brand of urban streetwear.

      Interest and factoring expenses aggregated $572,000 or 5.8% of sales in 2000 compared to $475,000 or 4.5% of sales in the prior year. The increase reflects higher borrowing levels and interest rates.

      The Company recognized a net loss of $1,280,000 or $.31 per share in 2000 compared to net income of $76,000 or $.02 per share realized in 1999, reflecting the foregoing factors and trends. Average common shares outstanding were 4,124,000 in 2000 and 4,037,000 in 1999.

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

      SG&A expenses in 1999 were $2.4 million, down 28.3% from $3.4 million in 1998, reflecting a cost reduction program initiated by the Company's new management team. As a percentage to sales, SG&A expenses were 23.1% in 1999 compared to 34.4% in 1998.

      Interest and factoring expenses aggregated $475,000 or 4.5% of sales in 1999 compared to $892,000 or 9.1% of sales in 1998. The decrease reflects a reduction in borrowing levels primarily attributable to tighter inventory and factoring controls.

      The Company realized net income of $76,000 or $.02 per share in 1999 compared to a net loss of $2.3 million or $.59 per share net loss recognized in 1998. Average common shares outstanding were 4,037,000 in 1999 and 3,904,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY. Net cash used by Stage II's operating activities during 2000 aggregated $1,772,000. The Company's cash position decreased from $691,000 at December 31, 1999 to $104,000 at December 31, 2000, reflecting cash requirements to fund the Company's net loss for the year.

      CAPITAL   RESOURCES.   At  December  31,  2000,  the  Company   retained
marketable securities with a carrying value of $573,000.

      The Company has a credit facility with the CIT Group/Commercial Services, Inc. The credit facility provides for the factor to purchase the Company's accounts receivable that it has preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by Stage II. The factor receives a commission under the credit facility in an amount less than 1% of the net receivables it purchases. The agreements covering the credit facility also provide for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate.

      The Company's obligations under its credit facility are payable on demand and secured by its inventory and accounts receivable. The aggregate amount of letters of credit and borrowings available under the credit facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. The agreements covering the credit facility may be terminated without penalty by the Company on May 31, 2001 or the end of any subsequent contract year upon 60 days notice.

      As of December 31, 2000, the Company's net direct borrowings under its credit facility aggregated $2.6 million. This reflects an increase of $819,000 from debt levels at December 31, 1999. The increase primarily reflects additional borrowings to support higher inventory levels and to fund the Company's operating loss for the year. Stage II may reborrow amounts repaid under its Credit Agreement or seek other external means to finance its operations in the future. As of December 31, 2000, the Company had no material capital expenditure requirements.

      The Company plans to redirect its business to capitalize on trademark licensing opportunities and limit its apparel distribution operations in an effort to reduce the costs and inventory risks associated with its historical core business. Borrowings available under its credit facility are expected to be sufficient to meet the Company's anticipated working capital requirements associated with its planned reduction in apparel distribution operations and concentration on licensing opportunities for its existing trademark inventory. To the extent additional trademark assets are identified for expansion of its licensing program, the Company would be required to seek external sources of financing other than its credit facility to fund acquisitions.

      As a result of declining market prices for the Company's common stock and operating losses recognized in 2000, its common stock could be subject to delisting on the AMEX for failure to meet requirements for continuing AMEX listing. In that event, in addition to reduced liquidity in the outstanding common stock and related risks to Stage II shareholders, the Company's ability to finance trademark acquisitions or other opportunities through equity transactions could be substantially impaired.

      INFLATION. The general level of inflation in domestic and foreign economies has not had a material effect on the Company's operating results during the last three years.

FORWARD LOOKING STATEMENTS

      This Report includes forward looking statements within the meaning of
Section 21E of the Securities Exchange Act relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including risks of inflation, fluctuations in market demand for the Company's products, changes in future cost of sales, customer and licensee performance risks, trademark valuation intangibles and uncertainties in the availability and cost of capital. Words such as "anticipated," "expect," "intend," "plan" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Stage II does not hold any derivative securities or other market rate sensitive instruments. As of December 31, 2000, the Company held Government National Mortgage Association bonds, corporate bonds, foreign bank and government bonds and equity securities with an aggregate market value of $573,000. The Company classifies these securities as available-for-sale and accounts for the securities at fair value. Unrealized holding gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE
STAGE II APPAREL CORP:

Independent Auditor's Report ....................................................................   F-1
Balance Sheets - December 31, 2000 and 1999 .....................................................   F-2
Statements  of  Operations - For the years ended  December 31, 2000,  1999 and 1998  ............   F-3
Statements of  Comprehensive  Loss - For the years ended  December 31, 2000, 1999 and 1998 ......   F-4
Statements of Shareholders'  Equity - For the years ended December 31, 2000, 1999 and 1998 ......   F-5
Statements of Cash Flows - For the years ended  December 31, 2000,  1999 and 1998  ..............   F-6
Notes to Financial Statements ...................................................................   F-7
Schedule II -- Valuation and Qualifying Accounts ................................................   F-16


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are as follows:

                                                                              OFFICER OF
                                                                              STAGE II
      NAME                  AGE                POSITION                         SINCE
      ----                  ---     ------------------------------            ----------

      Richard Siskind.....  55      President and Chief Executive Officer       1998
      Beverly Roseman.....  42      Vice President                              1998
      Jon Siskind.........  32      Vice President                              1998
      Neil Fox............  55      Chief Financial Officer                     1999

      A summary of the business experience and background of the Company's officers is set forth below.

      RICHARD SISKIND joined the Company as President, Chief Executive Officer and a director in May 1998. He has been in the apparel business for over 30 years, serving in a variety of roles and positions. By 1977, Mr. Siskind had assumed the position of president of David Small Industries, Inc. In 1982, he co-founded Apparel Exchange, Inc., an affiliated company. Both companies, sold off-price men's, women's and children's apparel and reached sales aggregating over $100 million by 1989. Mr. Siskind sold both companies in 1989. In 1991, he founded R. Siskind and Company ("RSC"). He is a director, sole shareholder and chief executive officer of RSC, which is in the business of purchasing top brand name men's and women's apparel and accessories, and redistributing it to a global clientele of upscale off-price retailers.

      BEVERLY ROSEMAN joined the Company as a Vice President and director in May 1998. She joined RSC in 1992 as the Merchandise Manager. In 1995, Mrs. Roseman was appointed as RSC's Vice President of Buying, Merchandising and Operations. Mrs. Roseman also oversees the Human Resources, MIS and Operational divisions of RSC. From 1975 to 1980, Mrs. Roseman worked for R.H. Macy's, first as trainee and then as a buyer. She was employed from 1980 to 1982 as a buyer for The Broadway Department Stores in California, from 1982 to 1988 as a buyer for Marshall's Inc. and from 1988 to 1992 as a Senior Buyer for T.J. Maxx. Mrs. Roseman is a graduate of Adelphi University.

      JON SISKIND joined the Company as a Vice President and director in May 1998. He graduated from the University of Hartford in 1991, where he received his B.A. in Economics. He joined RSC in the same year as an account executive handling the Northeast and Mid West territories. In 1994, he was appointed National Sales Manager and given the additional responsibility for overseeing all sales and distribution. In 1995, he was appointed as RSC's Vice President of Sales. Jon Siskind is the son of Richard Siskind.

      NEIL FOX joined the Company as Chief Financial Officer in July 1999. He was Vice President and Chief Financial Officer of KSK International, Inc. from 1996 through 1999, prior to which he served for 17 years in various capacities at Revlon, Inc., most recently as Vice President and Controller. Mr. Fox is a CPA and graduate of Pace University.

      The balance of Part III to this Report is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 1, 2001.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) FINANCIAL STATEMENTS AND SCHEDULES:

            (1) FINANCIAL STATEMENTS: The financial statements listed in the Index under Item 8 are included at the end of this Report.

            (2) SCHEDULES: Other than Schedule II Valuation and Qualifying Accounts, all schedules for which provision is made in applicable accounting regulations of the SEC have been omitted as the schedules are either not required under the related instructions, are not applicable or the information required thereby is set forth in the Company's Financial Statements or the Notes thereto.

            (3)   EXHIBITS:

   EXHIBIT
   NUMBER:     EXHIBIT
   --------    -------

      2.1*     Amended and Restated Certificate of Incorporation of the Company
     3.2*      By-Laws of the Company
     4.1*      Form of Stock Certificate
    10.1*      1987 Incentive Stock Option Plan
    10.2*      1998 Incentive Stock Option Plan
    10.3       1998 Nonqualified Stock Option Plan--A (incorporated by
               reference to Exhibit 10.4 to the Company's Quarterly Report on
               Form 10-Q (File No. 1-9502) for the quarter ended March 31,
               1998)
    10.4       1998 Nonqualified Stock Option Plan--B (incorporated by
               reference to Exhibit 10.5 to the Company's Quarterly Report on
               Form 10-Q (File No. 1-9502) for the quarter ended March 31,
               1998)
    10.5       Stock Purchase Agreement dated as of February 26, 1998 among the
               Company, Jack Clark, Robert Plotkin, Steven R. Clark and Richard
               Siskind (incorporated by reference to Exhibit 10.1 to the
               Company's Current Report on Form 8-K (File No. 1-9502) filed on
               March 2, 1998).
    10.6       Management Agreement dated as of February 26, 1998 between the
               Company and Richard Siskind (incorporated by reference to Exhibit
               10.2 to the Company's Current Report on Form 8-K (File No.
               1-9502) filed on March 2, 1998).
    24.1       Power of Attorney of Richard Siskind,  Robert Greenberg,  Barry
               Fertel, Beverly Roseman and Jon Siskind.
---------------------------

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).

      (B) REPORTS ON FORM 8-K:

      None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this __th day of March, 2001.

                             STAGE II APPAREL CORP.




By:     /s/ NEIL FOX                           By:   /s/ RICHARD SISKIND
   ---------------------------                     ---------------------------
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



                                          TITLE                       DATE

Richard Siskind, Robert Greenberg,      Directors
Barry Fertel, Beverly Roseman and
Jon Siskind*


By:    /s/ RICHARD SISKIND
    -------------------------
*Richard Siskind as attorney-in-fact                             March 28, 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Stage II Apparel Corp.:



We have audited the accompanying balance sheets of Stage II Apparel Corp. as of December 31, 2000 and 1999, and the related statements of operations, comprehensive loss, shareholders' equity and cash flows and the related Schedule II for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stage II Apparel Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                         /s/ MAHONEY COHEN & COMPANY, CPA, P.C.



New York, New York
February 27, 2001

                             STAGE II APPAREL CORP.
                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    DECEMBER 31,
                                                                                  ---------------
                                                                                  2000       1999
                                                                                  ----       ----
ASSETS:
 Current assets:
  Cash and cash equivalents ..................................................   $   104    $   691
    Marketable securities ....................................................       573       --
    Accounts receivable ......................................................       129        393
  Finished goods inventory ...................................................     2,843      2,145
  Prepaid expenses ...........................................................        50         62
                                                                                 -------    -------
        Total current assets .................................................     3,699      3,291
  Property and equipment, at cost, less accumulated depreciation .............        28         34
  Marketable securities ......................................................      --          665
  Goodwill, less accumulated amortization and impairment of $8,154 and
   $7,988 at December 31, 2000 and 1999, respectively ........................     1,460      1,626
  Trademark, less accumulated amortization of $39 and $11 at December 31, 2000
   and 1999, respectively ....................................................       236        264
  Other assets ...............................................................       274        529
                                                                                 -------    -------
   TOTAL ASSETS ..............................................................   $ 5,697    $ 6,409
                                                                                 =======    =======

LIABILITIES:
  Current liabilities:
    Due to factor ............................................................   $ 2,636    $ 1,817
    Accounts payable .........................................................       490        380
    Due to affiliate .........................................................       347        640
    Other current liabilities ................................................       157        162
                                                                                 -------    -------
        Total current liabilities ............................................     3,630      2,999
  Deferred income ............................................................      --          100
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000 shares authorized;
    none issued and outstanding ..............................................      --         --
  Common stock, $.01 par value, 9,000 shares authorized;  5,014 and 5,011 shares issued and 4,128 and 4,122 shares outstanding at December 31, 2000
    and 1999, respectively ...................................................        50         50
Additional paid-in capital ...................................................     7,366      7,363
  Accumulated deficit ........................................................    (3,425)    (2,145)
                                                                                 -------    -------
                                                                                   3,991      5,268
  Less treasury stock, at cost; 889 shares at December 31, 2000 and 1999,
    respectively .............................................................    (1,879)    (1,879)
  Accumulated other comprehensive loss .......................................       (45)       (79)
                                                                                 -------    -------
    TOTAL SHAREHOLDERS' EQUITY ...............................................     2,067      3,310
                                                                                 -------    -------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................   $ 5,697    $ 6,409
                                                                                 =======    =======



See Notes to Financial Statements.

                             STAGE II APPAREL CORP.
                            STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2000        1999        1998
                                                         --------    -------     -------
Net sales ............................................   $  9,891    $ 10,537    $  9,867
Cost of goods sold ...................................      8,158       7,982       7,859
                                                         --------    --------    --------

Gross profit .........................................      1,733       2,555       2,008
Commission and other income ..........................         18          97         251
                                                         --------    --------    --------
                                                            1,751       2,652       2,259

Selling, general and administrative expenses .........      2,638       2,431       3,391
(Gain) loss on lease cancellation ....................       --          (244)        561
Gain on sale of marketable securities ................        (11)        (22)       --
                                                         --------    --------    --------
Operating income (loss) ..............................       (876)        487      (1,693)

Other income (expenses):
  Royalty income .....................................        100        --          --
  Interest income ....................................         75          70         348
  Interest and factoring expenses ....................       (572)       (475)       (892)
                                                         --------    --------    --------

Income (loss) before income taxes ....................     (1,273)         82      (2,237)

Income taxes .........................................          7           6          81
                                                         --------    --------    --------
Net income (loss) ....................................   $ (1,280)   $     76    $ (2,318)
                                                         ========    ========    ========

Basic and dilutive net income (loss) per common share:   $   (.31)   $    .02    $   (.59)
                                                         ========    ========    ========

Weighted average common shares outstanding ...........      4,124       4,037       3,904
                                                         ========    ========    ========






See Notes to Financial Statements.

                             STAGE II APPAREL CORP.
                        STATEMENTS OF COMPREHENSIVE LOSS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                2000        1999        1998
                                                                              --------    -------     -------
Net income (loss) .........................................................   $(1,280)    $    76     $(2,318)

Other comprehensive income (loss): Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period ............        45         (59)         22
   Less: reclassification adjustment for gains included in
     net income (loss) ....................................................       (11)        (22)       --
                                                                              -------     -------     -------
                                                                                   34         (81)         22
                                                                              -------     -------     -------

Comprehensive loss ........................................................   $(1,246)    $    (5)    $(2,296)
                                                                              =======     =======     =======








See Notes to Financial Statements.

                             STAGE II APPAREL CORP.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     RETAINED             ACCUMULATED
                                                      ADDITIONAL     EARNINGS                OTHER           TOTAL
                                            COMMON     PAID-IN     (ACCUMULATED  TREAS.   COMPREHENSIVE   SHAREHOLDERS'
                                             STOCK     CAPITAL       DEFICIT)    STOCK    INCOME (LOSS)      EQUITY
                                             -----     -------       --------    -----    -------------      ------
Balance at December 31, 1997 ...........   $    50     $7,502       $     97    $(2,302)   $   (20)        $ 5,327

Unrealized gains on securities, net of
  reclassification adjustment ..........      --          --           --         --            22              22
Net loss ...............................      --          --         (2,318)      --         --             (2,318)
                                           -------     -------      -------    -------    -------          -------

Balance at December 31, 1998 ...........        50       7,502       (2,221)    (2,302)         2            3,031

Unrealized losses on securities, net of
  reclassification adjustment ..........      --          --           --         --          (81)             (81)
Issuance of treasury stock for trademark      --          (148)        --          423        ---              275
Exercise of stock options ..............      --             9         --         --         --                  9
Net income .............................      --          --             76       --         --                 76
                                           -------     -------      -------    -------    -------          -------

Balance at December 31, 1999 ...........        50       7,363       (2,145)    (1,879)       (79)           3,310

Unrealized gains on securities, net of
  reclassification adjustment ..........      --          --           --         --           34               34
Exercise of stock options ..............      --             3         --         --         --                  3
Net loss ...............................      --          --         (1,280)      --         --             (1,280)
                                           -------     -------      -------    -------    -------          -------
Balance at December 31, 2000 ...........   $    50     $ 7,366      $(3,425)  $ (1,879)   $   (45)         $ 2,067
                                           =======     =======      =======    =======    =======          =======










See Notes to Financial Statements.

                             STAGE II APPAREL CORP.
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                         2000        1999         1998
                                                                        ------      ------       ------
OPERATING ACTIVITIES:
Net income (loss) ..................................................   $ (1,280)   $     76    $ (2,318)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation and amortization .....................................        229         241         290
 Gain on sale of marketable securities .............................        (11)        (22)       --
 Loss (gain) on lease cancellation .................................       --          (244)        561
 Changes in assets and liabilities:
   Accounts receivable .............................................        264        (290)        393
   Finished goods inventory ........................................       (698)        710        (359)
   Prepaid expenses ................................................         12          (8)        160
   Prepaid income taxes and refunds receivable .....................       --          --            30
   Other assets ....................................................       --          --           300
   Accounts payable ................................................        110        (407)        181
   Due to affiliate ................................................       (293)        614          26
   Other current liabilities .......................................         (5)       (219)       (228)
   Deferred income .................................................       (100)        100        --
                                                                       --------    --------    --------
Net cash provided by (used in) operating activities ................     (1,772)        551        (964)
                                                                       --------    --------    --------
INVESTING ACTIVITIES:
 Purchase of property and equipment ................................        (20)        (11)         (4)
 Sale or redemption of available-for-sale marketable securities ....        205          81       3,170
 Purchase of available-for-sale marketable securities ..............        (68)       (417)       (211)
 Decrease in cash surrender value ..................................        246        --          --
                                                                       --------    --------    --------
 Net cash provided by (used in) investing activities ...............        363        (347)      2,955
                                                                       --------    --------    --------
FINANCING ACTIVITIES:
 Borrowings from factor ............................................      5,911       4,989      10,527
 Repayments to factor ..............................................     (5,092)     (5,503)    (12,846)
 Decrease in restricted cash .......................................       --          --           679
 Exercise of stock options .........................................          3           9        --
                                                                       --------    --------    --------
Net cash provided by (used in) financing activities ................        822        (505)     (1,640)
                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...............       (587)       (301)        351
Cash and cash equivalents at beginning of year .....................        691         992         641
                                                                       --------    --------    --------
Cash and cash equivalents at end of year ...........................   $    104    $    691    $    992
                                                                       ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes ........................................   $      7    $      7    $     51
                                                                       ========    ========    ========
 Cash paid for interest, excluding factoring fees ..................   $    449    $    314    $    646
                                                                       ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Increase (decrease) in allowance for decline in market value of
    available for sale securities ..................................   $    (34)   $     81    $    (22)
                                                                       ========    ========    ========
 Issuance of treasury stock in exchange for trademark ..............   $   --      $    275    $     --
                                                                       ========    ========    ========






See Notes to Financial Statements.

                             STAGE II APPAREL CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      GOODWILL. The Company's goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years, the expected periods to be benefited. Stage II assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired products, customers and operations.

      TRADEMARK. The trademark acquired by the Company in 1999 is stated at cost and is amortized using the straight-line method over ten years.

      ASSET IMPAIRMENT UNDER FAS 121. The Company complies with the Financial Accounting Standards Board Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"). FAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever changes in circumstances such as significant declines in sales, earnings or cash flows or material changes in the business climate indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

      CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      MARKETABLE SECURITIES. The Company maintains an account with a brokerage firm containing a money market fund and marketable securities, with balances insured against the brokerage firm's failure for up to $500,000 ($100,000 for cash) by the Securities Investor Protection Corporation. Marketable securities at December 31, 2000 and 1999 consist of Government National Mortgage Association ("GNMA") bonds, corporate equity and debt securities. The Company classifies its debt and equity securities as available-for-sale and records the securities at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

      FINISHED GOODS INVENTORY. Finished goods inventory is stated at the lower of cost (first-in, first-out method) or market.

      PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Depreciation and amortization are computed on both the straight-line and accelerated methods, at rates based upon estimated useful lives of 3 to 7 years for furniture, fixtures and equipment and the shorter of the lease term or life of the leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

      INCOME TAXES. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are projected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      NET INCOME (LOSS) PER COMMON SHARE. The Company calculates net income
(loss) per share as required by SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of stock options, warrants and convertible securities.

      STOCK-BASED COMPENSATION. The Company follows SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note 12-Stock Option Plans.

      USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      COMPREHENSIVE INCOME. Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "REPORTING COMPREHENSIVE INCOME" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements.

      RECLASSIFICATION. Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

NOTE 2.  MAJOR CUSTOMERS AND GEOGRAPHIC AREA DATA

      Stage II operates in one industry segment. The Company's apparel sales are made primarily in the United States. Its customers are generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. During 2000, 1999 and 1998, approximately 10%, 11% and 16% of respective net sales were made to one customer.

NOTE 3.  DUE TO FACTOR

      In May 1998, Stage II entered into a new factoring and credit facility with a financial institution (the "Credit Facility"). The agreement provides for the factor to purchase the Company's accounts receivable that it had preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor receives a commission under the Credit Facility in an amount less than 1% of the net receivables it purchased. The Credit Facility also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short-term borrowings at a floating interest rate equal to 1/2% above the prime rate. The aggregate amount of letters of credit and borrowings available under the Credit Facility is determined from time to time by the factor based upon the Company's financing requirements and financial performance. The Credit Facility may be terminated without penalty by the Company on May 31, 2001 or the end of any subsequent contract year by either party upon 60 days notice. The Company's obligations under the Credit Facility are payable on demand and secured by its inventory and accounts receivable. The Company has been advised by its factor that it believes there is a technical event of default under the agreement, but that it does not intend to exercise or seek any remedies under the agreement.

      The Company was indebted to the factor under the Credit Facility at December 31, 2000 and 1999 as follows:

                                 (IN THOUSANDS)

                                                     DECEMBER 31,
                                                   -----------------
                                                    2000      1999
                                                   ------    -------
      Factor advances...........................   $3,056    $2,763
      Accounts receivable.......................     (420)     (946)
                                                   ------    ------
      Net due to factor.........................   $2,636    $1,817
                                                   ======    ======


NOTE 4. ACCOUNTS RECEIVABLE

      Accounts receivable, less allowances for returns, discounts and bad debts aggregating $24,000 and $17,000 at December 31, 2000 and 1999, respectively, consist primarily of non-factored receivables and other amounts due from customers for domestic shipments and overseas commissions. Substantially all of the Company's receivables have been pledged to secure the Company's obligations under the Credit Facility. See Note 3-Due to Factor.

NOTE 5.     PROPERTY AND EQUIPMENT

      The major classes of property and equipment are as follows:

                                 (IN THOUSANDS)
                                                              DECEMBER 31,
                                                            -----------------
                                                             2000      1999
                                                            ------    -------

      Furniture, fixtures and equipment..................   $  230    $  586
      Leasehold improvements.............................       12        12
                                                            ------    ------
                                                               242       598
      Less accumulated depreciation and amortization.....      214       564
                                                            ------    ------
      Total..............................................   $   28    $   34
                                                            ======    ======


NOTE 6. MARKETABLE SECURITIES

      The following table sets forth the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 2000 and 1999:

                                 (IN THOUSANDS)

                                                            GROSS       GROSS
                                                         UNREALIZED  UNREALIZED
                                               AMORTIZED   HOLDING     HOLDING     FAIR
                                                 COST       GAINS      LOSSES      VALUE
                                                 ----       -----      ------      -----
Year ended December 31, 2000:
  Asset backed securities maturing 2023-2029 .   $241       $---       $ (3)       $238
  Corporate bonds maturing 2003 ..............     27          1        --           28
  Municipal bonds maturing 2002-2010 .........     78        --         --           78
  Equity securities ..........................    184        --         (16)        168
  GNMA's maturing 2023 .......................     76        --         (27)         49
  Industrial Development Bank of Israel bonds
   maturing 2001 .............................      6        --         --            6
  State of Israel bond maturing 2001 .........      6        --         --            6
                                                 ----       ----       ----        ----
Total ........................................   $618       $  1       $(46)       $573
                                                 ====       ====       ====        ====

Year ended December 31, 1999:
  Asset backed securities maturing 2023 - 2029   $411       $  2       $(20)       $393
  Corporate bonds maturing 2003 ..............     27        --          (1)         26
  Municipal bond maturing 2014 ...............     34        --          (2)         32
  Equity securities ..........................    184        --         (30)        154
  GNMAs maturing 2023 ........................     76        --         (28)         48
  Industrial Development Bank of Israel bonds
   maturing 2001 .............................      6        --         --            6
  State of Israel bond maturing 2001 .........      6        --         --            6
                                                 ----       ----       ----        ----

Total ........................................   $744       $  2       $(81)       $665
                                                 ====       ====       ====        ====


NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments approximate their fair values as of December 31, 2000 and 1999. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, due to factor, accounts payable, due to affiliate and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts. For marketable securities, fair values are based on quoted market prices at the reporting date for these or similar investments.

NOTE 8.  LEASES

      The Company leases showroom and office space under an operating lease expiring in 2004. The lease includes escalation clauses based upon the cost of living, as defined. See Note 9. For the years ended December 31, 2000, 1999 and 1998, rent expense charged to operations, including variable storage charges at a public warehouse utilized on a month-to-month basis, aggregated approximately $140,000, $120,000 and $271,000, respectively.

      In July 1998, the Company obtained a cancellation of its office lease at 350 Fifth Avenue in New York City, which covered 10,800 square feet for a term through 2006 at an average annual rent of $343,000 plus electricity, taxes and expense escalations. The lease cancellation was effective as of July 15, 1998, subject to payment of a $325,000 cancellation fee in four installments through October 1, 1998. In connection with the cancellation, the Company relocated its administrative and sales offices to 1385 Broadway, New York, New York, where it obtained a lease for 3,000 square feet through 2004 at a total annual cost of approximately $80,000. The loss on the lease cancellation for the year ended December 31, 1998 was estimated at $561,000. The Company reversed $244,000 of that amount in 1999 to reflect the difference between estimated and actual lease cancellation and relocation expenses.

      At December 31, 2000, future minimum annual rentals under the noncancellable operating lease (excluding variable storage charges at a public warehouse that may be utilized on a month-to-month basis) are as follows:

                                 (IN THOUSANDS)

      YEAR ENDING
     DECEMBER 31,
     ------------

         2001...................................................   $  79
         2002...................................................      79
         2003...................................................      79
         2004...................................................      13
                                                                   -----
         Total..................................................   $ 250
                                                                   =====


NOTE 9.  RELATED PARTY TRANSACTIONS

      SERVICES BY AFFILIATE. In May 1998, Richard Siskind, the President, Chief Executive Officer and a director of the Company, acquired 1.9 million shares of the Company's common stock from three of its founders. See Note 12--Stock Option Plans. During 1999, a company controlled by Mr. Siskind (the "affiliate") opened letters of credit of approximately $180,000, for the purchase of merchandise by the Company. During 2000, 1999 and 1998, certain employees of the affiliate performed services for the Company at no charge, and the Company shared certain office and warehouse space of the affiliate at no charge. During 2000 and 1999, the Company purchased from the affiliate $1.3 million and $2.2 million of inventory, respectively. During 2000 Company sold $474,000 of inventory to the affiliate. At December 31, 2000 and 1999, the Company was indebted to the affiliate in the aggregate amounts of $347,000 and $640,000, respectively.

      LEASE FROM AFFILIATE. In 1998, the Company entered into an operating lease for showroom space with a company owned by Jon Siskind, an officer and director of the Company and the son of Richard Siskind. See Note 8-Leases. Rent expense charged to operations for this lease was approximately $92,000, $87,000 and $12,000 for the years ended December 31, 2000, 1999 and 1988, respectively.

      PURCHASE OF TRADEMARK FROM A DIRECTOR. In 1999, Stage II purchased a trademark from a group including one of the Company's outside directors. In payment for the trademark, the Company exchanged 200,000 shares of its common stock from treasury shares with a cost basis of $423,000 and a fair value of $275,000, the difference of which was charged to additional paid in capital.

NOTE 10.  INCOME TAXES

      The provision for income taxes consists of the following:

                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2000       1999      1998
                                                   ------     ------    ------
Provision for income taxes:
  Domestic:
   Current:
     Federal....................................   $  ---     $  ---    $   79
     State......................................        7          6         2
                                                   ------     ------    ------
                                                   $    7     $    6    $   81
                                                   ======     ======    ======


      The total provision for income taxes for the years ended December 31, 2000, 1999 and 1998 varied from the United States federal amounts computed by applying the U.S. statutory rate of 34% to pre-tax income (loss) as a result of the following:

                       (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                   2000        RATE        1999      RATE     1998     RATE
                                                 -------    --------     -------   --------  -------  ------
Computed expected tax (benefit) ..............   $ (433)       34.0       $   28     34.0    $ (788)   34.0
Utilization of NOL carryforward ..............       --          --          (28)   (34.0)       --      --
Limitation on NOL due to change of control ...       --          --           --       --     1,088   (47.0)
State and local income taxes (benefit), net
  of federal income tax benefit ..............        7         (.5)           6      7.3         1      --
Change in valuation allowance ................      429       (33.7)          --       --      (348)   15.0
Alternative minimum tax ......................       --          --           --       --        49    (2.1)
Adjustment of previously recorded tax benefit                                  3       3.7       30    (1.3)
Nondeductible expenses for income tax purposes        4         (.3)           3       3.7       11     (.5)
Other ........................................       --                       (6)     (7.4)      38    (1.6)
                                                 ------      ------       ------     -----    -----    ----
                                                 $    7         (.5)      $    6       7.3    $  81    (3.5)
                                                 ======      ======       ======     =====    =====    ====


      The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Current deferred tax assets:
  Inventory tax basis greater than financial statement basis  $  150    $   51
  Less valuation allowance.................................     (150)      (51)
                                                              -------   ------
  Net current deferred tax assets..........................   $  ---    $  ---
                                                              ======    ======

Long-term deferred tax assets:
  Net operating loss carryforward..........................   $2,275    $1,743
  Amortization of goodwill and covenant not to compete.....      712       794
                                                              ------    ------
   Total long-term deferred tax assets.....................    2,987     2,537
Less valuation allowance...................................   (2,987)   (2,537)
                                                              -------   ------
  Net long-term deferred tax assets........................   $  ---    $  ---
                                                              ======    ======


      For the years ended December 31, 2000, 1999 and 1998, the Company recorded net increases (decreases) in the total valuation allowance of $549,000, $(168,000) and $(348,000), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $5.4 million expiring through 2020, subject to annual limitations.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

      OUTSTANDING LETTERS OF CREDIT. At December 31, 2000, the Company was contingently liable on outstanding letters of credit issued under its Credit Agreement in the aggregate amount of $.3 million. See Note 3-Due to Factor.

      LICENSE AGREEMENTS. The Company's license agreements generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control. Royalty expense for the years ended December 31, 2000, 1999 and 1998 aggregated approximately $152,000, $50,000 and $200,000, respectively.

      The Company's STANLEY BLACKER license runs for a term ending December 31, 2001, with renewal options under certain circumstances. Minimum royalties are established at $37,500 for the year ending December 31, 2001.

      The Company is the licensor of its CROSS COLOURS trademark for boys' sportswear apparel under an agreement with a three-year term ending in 2002. Unpaid minimum royalties to Stage II under the agreement are $420,000 in 2001 and $660,000 in 2002. The Company has brought an action in New York County Supreme Court against the licensee for unpaid royalties aggregating in excess of $1.5 million under the license agreement. The licensee has filed counterclaims seeking the return of an initial $100,000 payment under the agreement. The Company believes the counterclaims are without merit and plans to vigorously pursue its claims.

      MISCELLANEOUS CLAIMS. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

NOTE 12.  STOCK OPTION PLANS

      The Company maintains Incentive Stock Option Plans (the "Plans") adopted in 1998 and 1994 providing for the grant of options to purchase up to 1,000,000 shares and 300,000 shares, respectively, of the Company's common stock to key employees of Stage II. The purchase price per share of common stock issuable upon the exercise of options granted under the Plans is fixed by a Compensation Committee of the Board of Directors in an amount equal to, at least 100% of the market price of the common stock on the date of the grant or 110% of the market price for any grantee of an incentive stock option who directly or indirectly possess more than 10% of the total combined voting power of all classes of the stock of the Company or any parent or subsidiary thereof. Each option granted under the Plans is exercisable for periods of up to ten years from the date of grant.

      Stock option activity under the Plans for each of the three years ended December 31, 2000 is summarized below:

                                                                 WEIGHTED AVERAGE
                                               SHARES SUBJECT     EXERCISE PRICE
                                                 TO OPTIONS         PER SHARE
                                                 ----------         ----------
Balance at December 31, 1997.....................   55,000           $    3.250
                                                   -------           ----------

Options granted..................................  917,500                 .750
Options exercised................................     ---                 ---
Options canceled.................................  (65,000)               3.250
                                                   -------           ----------

Balance at December 31, 1998.....................  907,500                 .750
                                                   -------           ----------

Options granted..................................   35,000                1.250
Options canceled.................................  (41,500)                .813
                                                   -------           ----------

Balance at December 31, 1999.....................  901,000                 .836
                                                   -------           ----------

Options granted..................................   35,000                 .518
Options canceled.................................  (15,000)               1.250
                                                   -------           ----------
Balance at December 31, 2000.....................  921,000           $     .811
                                                   =======           ==========

OPTION EXERCISABLE AND AVAILABLE FOR GRANT

Exercisable at December 31,
1998.............................................  907,500
1999.............................................  901,000
2000.............................................  921,000

Available for grant at December 31,
1998.............................................  392,500
1999.............................................  399,000
2000.............................................  379,000

Weighted average fair value of options granted
during the year ended December 31,
1998.............................................    $ .56
1999.............................................     1.25
2000.............................................      .52

Weighted average remaining contractual rights (in months)
  at December 31, 2000...........................    35.46


      For the years ended December 31, 2000 and 1998, common equivalent shares had an antidilutive effect. The share amounts for the basic and diluted earnings per share calculations for the year ended December 31, 1999 were as follows:

                                 (IN THOUSANDS)

                                                                    DEC. 31,
                                                                    1999
                                                                   ----------
Weighted average basic shares outstanding........................   4,037
Shares issuable upon exercise of stock options...................     483
                                                                    -----
Weighted average diluted shares outstanding......................   4,520
                                                                    =====


      In May 1998, the Company consummated the transactions contemplated by a Stock Purchase Agreement and Management Agreement with Richard Siskind, providing for (i) the sale to Mr. Siskind of 1.9 million shares of the Company's common stock (the "Control Shares") held by three principal shareholders (the "Founders") in consideration for their release from guarantees of the Company's indebtedness to its factor and their receipt of options to reacquire a total of
1.5 million Control Shares from Mr. Siskind at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options"), (ii) the Company's issuance to Mr. Siskind of options to purchase up to 1.5 million shares of common stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised, (iii) the arrangement by Mr. Siskind of the Credit Facility for the Company, (iv) the reconstitution of the Company's board of directors with designees of Mr. Siskind, (v) the addition of a new management team headed by Mr. Siskind and (vi) the Company's issuance to Mr. Siskind of options to purchase up to 900,000 shares of common stock at an exercise price of $.75 per share, exercisable in one-third cumulative annual installments, commencing in May 1999. All of the options issued to Mr. Siskind were approved by the shareholders of Stage II at its 1998 annual meeting of shareholders. In July 1998, Founders Options for 1.35 million Control Shares were acquired from the Founders by Jon Siskind, an officer and director of the Company.

      The Company follows APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for employee stock option plans. An alternative method of accounting for stock options is Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under FAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. The Company has adopted the disclosure-only provision of FAS 123 and, as described in Note 1, will continue to apply APB 25 to account for stock options. If the Company had elected to determine compensation expense as provided in FAS 123, the pro forma effect would have been as follows:

                                                          (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    2000       1999      1998
                                                   ------     ------    ------

Net income (loss)--  as reported................   $(1,280)   $   76   $(2,318)
Net loss-- pro forma............................    (1,600)     (636)   (2,984)
Earnings (loss) per share--  as reported........      (.31)      .02      (.59)
Loss per share-- pro forma......................      (.39)     (.16)     (.76)


      The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure for the fair value of options issued by the Company to its employees.

      The weighted average Black-Scholes value of options granted under the stock option plans during 2000, 1999, and 1998 was $.02, $.56, and $.56 respectively. The value was estimated for 2000 using a weighted average expected life of one year, volatility of 1.95 and risk-free interest rate of 5%. The value was estimated for 1999 and 1998 using a weighted average expected life of five to seven years, volatility of 108.98 and risk-free interest rate of 6%.

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                             STAGE II APPAREL CORP.

                                 (IN THOUSANDS)

COLUMN A                                  COLUMN B                              COLUMN D       COLUMN E
--------                                  --------             COLUMN C         --------       --------
                                                              ADDITIONS
                                                       ----------------------

                                          BALANCE AT   CHARGED TO  CHARGED TO
                                          BEGINNING    COSTS AND     OTHER                    BALANCE AT
                                          OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
                                          ---------    --------     --------    ----------   -------------
ALLOWANCE FOR RETURNS, DISCOUNTS
  AND BAD DEBTS:

Year ended December 31, 2000               $  17         $  76         --        $ (69)(1)       $  24

Year ended December 31, 1999                  56            --         --          (39)(1)          17

Year ended December 31, 1998                 432           208         --         (584)(1)          56

------------------------------

   (1)      Writeoff of uncollectible accounts.