Form 10-Q
period 2001-03-31
STAGE II APPAREL CORP
filed 2001-05-15
CIK 811933

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


FOR THE QUARTER ENDED MARCH 31, 2001                  COMMISSION FILE NO. 1-9502


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                TITLE OF CLASS              OUTSTANDING AT APRIL 15, 2001

                 Common Stock                         4,127,267

================================================================================

                             STAGE II APPAREL CORP.

                                      INDEX


                                                                                                             PAGE
                                                                                                             ----
ITEM I.  FINANCIAL INFORMATION

Condensed Balance Sheets -- March 31, 2001 (unaudited) and December 31, 2000................................   2

Condensed Statements of Income (Loss) -- Three Months Ended March 31, 2001
   and 2000 (unaudited).....................................................................................   3

Statements of Comprehensive Income (Loss) -- Three Months Ended March 31, 2001
   and 2000 (unaudited).....................................................................................   4

Condensed Statements of Cash Flows -- Three Months Ended March 31, 2001
   and 2000 (unaudited).....................................................................................   5

Notes to Condensed Financial Statements.....................................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................................   9

PART II.  OTHER INFORMATION.................................................................................   9

                          PART I. FINANCIAL INFORMATION

                             STAGE II APPAREL CORP.

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     MARCH 31,   DEC. 31,
                                                                                       2001       2000
                                                                                      -------    -------
                                                                                    (UNAUDITED)
ASSETS:
   Current assets:
     Cash and cash equivalents ....................................................   $    22    $   104
     Marketable securities ........................................................       277        573
     Accounts receivable ..........................................................      --          129
     Finished goods inventory .....................................................     2,523      2,843
     Prepaid expenses .............................................................        26         50
                                                                                      -------    -------
       Total current assets .......................................................     2,848      3,699
   Property and equipment, at cost, less accumulated depreciation .................        22         28
   Goodwill, less accumulated amortization and impairment of $8,196 and
     $8,154 at March 31, 2001 and December 31, 2000, respectively .................     1,418      1,460
   Trademark, less accumulated amortization of $46 and $39 at March 31, 2001
     and December 31, 2000, respectively ..........................................       229        236
   Other assets ...................................................................       243        274
                                                                                      -------    -------
     TOTAL ASSETS .................................................................   $ 4,760    $ 5,697
                                                                                      =======    =======

LIABILITIES:
   Current liabilities:
     Due to factor ................................................................   $ 2,285    $ 2,636
     Accounts payable .............................................................       391        490
     Due to affiliate .............................................................       369        347
     Other current liabilities ....................................................       148        157
                                                                                      -------    -------
       Total current liabilities ..................................................     3,193      3,630
   Deferred income ................................................................        25       --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value: 1,000 shares authorized;
     none issued and outstanding ..................................................      --         --
   Common stock, $.01 par value: 9,000 shares authorized; 5,016 shares issued and
     4,127 shares outstanding at March 31, 2001 and December 31, 2000 .............        50         50
   Additional paid-in capital .....................................................     7,366      7,366
   Accumulated deficit ............................................................    (4,029)    (3,425)
   Less treasury stock, at cost: 889 shares at March 31, 2001 and December 31, 2000    (1,879)    (1,879)
   Accumulated other comprehensive gain (loss) ....................................        34        (45)
                                                                                      -------    -------
     TOTAL SHAREHOLDERS' EQUITY ...................................................     1,542      2,067
                                                                                      -------    -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................   $ 4,760    $ 5,697
                                                                                      =======    =======

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.

                      CONDENSED STATEMENTS OF INCOME (LOSS)

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2001       2000
                                                             -------    -------
Net sales ................................................   $   664    $ 2,935
Cost of goods sold .......................................       659      2,181
                                                             -------    -------

Gross profit .............................................         5        754
Other income .............................................         3          5
                                                             -------    -------
                                                                   8        759
Selling, general and administrative expenses .............       504        636
                                                             -------    -------

Operating income (loss) ..................................      (496)       123

Other income (expenses):
   Interest income .......................................         7         19
   Interest and factoring expenses .......................       (80)      (105)
   Loss on sale of marketable securities .................       (35)      --
                                                             -------    -------

Net income (loss) ........................................   $  (604)   $    37
                                                             =======    =======

Basic and dilutive net income (loss) per common share ....   $  (.15)   $   .01
                                                             =======    =======

Weighted average common shares outstanding ...............     4,127      4,122
                                                             =======    =======

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                    2001     2000
                                                                    -----    ----
Net income (loss) ...............................................   $(604)   $37

Other comprehensive income (loss):
   Unrealized gains on marketable securities ....................      44     30
   Reclassification adjustment for losses included in net loss ..      35     --
                                                                    -----    ---
                                                                       79     30
                                                                    -----    ---

Comprehensive income (loss) .....................................   $(525)   $67
                                                                    =====    ===

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2001      2000
                                                               -----    -------
Net cash used in operating activities ......................   $(103)   $(1,419)

INVESTING ACTIVITIES:
   Sale or redemption (purchase) of marketable securities ..     372         (6)
                                                               -----    -------

Net cash provided by (used in) investing activities ........     372         (6)

FINANCING ACTIVITIES:
   Factor financing, net ...................................    (351)     1,451
   Issuance of common stock ................................    --            3
                                                               -----    -------


Net cash provided by (used in) financing activities ........    (351)     1,454
                                                               -----    -------

Net increase (decrease) in cash and cash equivalents .......     (82)        29
Cash and cash equivalents at beginning of year .............     104        691
                                                               -----    -------

Cash and cash equivalents at end of period .................   $  22    $   720
                                                               =====    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes ..............................   $   2    $     2
                                                               =====    =======

   Cash paid for interest, excluding factoring fees ........   $  70    $    83
                                                               =====    =======

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at March 31, 2001 and its results of operations, comprehensive income and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2000 and are incorporated herein by reference.

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

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         LICENSE AGREEMENTS. The Company's license agreements for branded apparel generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control.

         LICENSE CLAIM. The Company is the licensor of its CROSS COLOURS trademark for boys' sportswear apparel under an agreement with a three-year term ending in 2002. Unpaid minimum royalties to Stage II under the agreement are $420,000 in 2001 and $660,000 in 2002. The Company has brought an action in New York County Supreme Court against the licensee for unpaid royalties aggregating in excess of $1.5 million under the license agreement. The licensee has filed counterclaims seeking the return of an initial $100,000 payment under the agreement. The Company believes the counterclaims are without merit and plans to vigorously pursue its claims.

         MISCELLANEOUS CLAIMS. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

ITEM. 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         INTRODUCTION. Stage II Apparel Corp. (the "Company" or "Stage II") has engaged since 1980 in the design and distribution of casual apparel, activewear and collection sportswear for men and boys. The Company markets its apparel to specialty and department store chains, sporting goods stores and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. Since adding a new management team in connection with a change of control transaction in May 1998, the Company has streamlined its operations to focus on its most popular labels, acquired the CROSS COLOURS trademark, a pioneer in the early development of young men's urban fashion, and relinquished its license rights for various brand name lines.

         Prior to the change of control transaction in 1998, the Company had difficulties cutting fixed costs and maintaining strong gross profit margins, resulting in substantial net losses. A turnaround strategy implemented by new management to reduce costs and increase operating efficiencies resulted in modest profitability for each quarter in 1999. Despite a disciplined adherence to these turnaround initiatives, an increasingly soft retail market, related order cancellations and inventory writedowns, combined with expenses for the Company's launch of its CROSS COLOURS campaign, contributed to net losses of $1.3 million in 2000 and $604,000 in the first quarter of 2001.

         LICENSING REDIRECTION. The Company has initiated a strategy designed to reverse this trend by emphasizing trademark licensing in an effort to reduce the costs and inventory risks associated with its apparel distribution business. While continuing to distribute its own apparel lines on at least a transitional basis, Stage II will continue to focus on opportunities to license a wide variety of retail items under its CROSS COLOURS and TIMBER RUN brands in both domestic and international markets. The Company may also seek to acquire additional trademark assets to expand its licensing program.

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

                                                 QUARTERLY NET SALES
                                                   (IN THOUSANDS)

                                      FIRST            SECOND            THIRD            FOURTH
                                     QUARTER           QUARTER          QUARTER           QUARTER           TOTAL
2001.............................   $    664         $     ---         $     ---        $     ---               ---
2000.............................      2,935             2,758             2,392            1,806             9,891
1999.............................      1,591             2,270             3,412            3,264            10,537

         QUARTERS ENDED MARCH 31, 2001 AND 2000. Net sales of $664,000 for the first quarter of 2001 decreased by 77.4% from $2.9 million in the corresponding quarter of 2000. The decrease primarily reflects a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities.

         Cost of goods sold as a percentage of sales increased to 99.2% in the first quarter of 2001 compared to 74.3% in the same quarter last year. The increase in 2001 reflects increasingly softness in the casual apparel market during the period, combined with off price sales of discontinued brands as part of the Company's effects to reduce inventory and redirect its business to focus on licensing opportunities..

         Selling, general and administrative expenses of $504,000 for the first quarter of 2001 decreased by 20.8% from $636,000 for the first quarter of 2000, primarily reflecting a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities. See "General - Licensing Redirection" above. As a percentage of sales, SG&A expenses were 75.9% in the first quarter of 2001 compared to 21.7% in the same quarter last year.

         Interest and factoring expenses, net of interest income, aggregated $73,000 or 11.0% of sales in the first quarter of 2001 compared to $86,000 or 2.9% of sales in the corresponding quarter last year. The decrease reflects a slight reduction in borrowings under the Company's credit facility with its factor. See "Liquidity and Capital Resources - Capital Resources" below.

         The Company recognized a net loss of $604,000 or $.15 per share for the three months ended March 31, 2001 and realized net income of $37,000 or $.01 per share in the first quarter of 2000, reflecting the foregoing trends.

         The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash used by Stage II's operating activities during the first quarter of 2001 aggregated $103,000. The Company's cash position decreased from $104,000 at December 31, 2000 to $22,000 at March 31, 2001, reflecting cash requirements to fund the Company's net loss for the quarter.

         CAPITAL RESOURCES. During the first quarter of 2001, Stage II sold approximately $372,000 of marketable securities. At March 31, 2001, the Company retained marketable securities with a carrying value of $277,000.

         Stage II has a credit facility with the CIT Group/Commercial Services, Inc. The credit facility provides for the factor to purchase the Company's accounts receivable that it has preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by Stage II. The factor receives a commission under the credit facility in an amount less than 1% of the net receivables it purchases. The agreements covering the credit facility also provide for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate.

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

         As of March 31, 2001, the Company's net direct borrowings under its credit facility aggregated $2.3 million. This reflects a decrease of $351,000 from debt levels at December 31, 2000. The reduction in factor debt resulted from a contraction of the Company's apparel distribution business, including a related sell off of inventory. Debt repayments in the first quarter of 2001 were partially offset by reborrowings to fund the Company's operating loss for the quarter. Stage II may continue to reborrow amounts repaid under its credit agreement or seek other external means to finance its operations in the future. As of March 31, 2001, the Company had no material capital expenditure requirements.

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

         As a result of declining market prices for the Company's common stock and operating losses recognized in 2000 and the first quarter of 2001, the common stock could be subject to delisting by the American Stock Exchange for failure to meet requirements for continuing AMEX listing. In that event, in addition to reduced liquidity in the outstanding common stock and related risks to Stage II shareholders, the Company's ability to finance trademark acquisitions or other opportunities through equity transactions could be substantially impaired.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Stage II does not hold any derivative securities or other market rate sensitive instruments. As of March 31, 2001, the Company held Government National Mortgage Association bonds, corporate bonds, foreign bank and government bonds and equity securities with an aggregate market value of $277,000. The Company classifies these securities as available-for-sale and accounts for the securities at fair value. Unrealized holding gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

         (a)  EXHIBITS:

         None

         (b)  REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          STAGE II APPAREL CORP.


Date: May 14, 2001                        By:        /s/  RICHARD SISKIND
                                              ----------------------------------
                                                        Richard Siskind
                                                    Chief Executive Officer
                                                   (Duly Authorized Officer)
                                                 (Principal Executive Officer)