Form 10-Q
period 2001-06-30
STAGE II APPAREL CORP
filed 2001-08-14
CIK 811933

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


FOR THE QUARTER ENDED JUNE 30, 2001                   COMMISSION FILE NO. 1-9502


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             TITLE OF CLASS                      OUTSTANDING AT JULY 31, 2001

              Common Stock                                 4,127,267


================================================================================

                             STAGE II APPAREL CORP.

                                      INDEX


ITEM I.  FINANCIAL INFORMATION                                                                               PAGE

Condensed Balance Sheets -- June 30, 2001 (unaudited) and December 31, 2000.................................   2

Condensed Statements of Income (Loss) -- Three Months and Six Months Ended June 30, 2001
   and 2000 (unaudited).....................................................................................   3

Statements of Comprehensive Income (Loss) -- Three Months and Six Months Ended June 30, 2001
   and 2000 (unaudited).....................................................................................   4

Condensed Statements of Cash Flows -- Six Months Ended June 30, 2001
   and 2000 (unaudited).....................................................................................   5

Notes to Condensed Financial Statements.....................................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................................  10

PART II.  OTHER INFORMATION.................................................................................  11

                          ITEM I. FINANCIAL INFORMATION

                             STAGE II APPAREL CORP.

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           JUNE 30,       DEC. 31,
                                                                                             2001           2000
                                                                                          ---------       ---------
                                                                                         (UNAUDITED)
ASSETS:
   Current assets:
     Cash and cash equivalents........................................................    $      63       $     104
     Marketable securities............................................................          117             573
     Accounts receivable..............................................................          ---             129
     Finished goods inventory.........................................................        1,344           2,843
     Prepaid expenses.................................................................           21              50
                                                                                          ---------       ---------
       Total current assets...........................................................        1,545           3,699
   Property and equipment, at cost, less accumulated depreciation.....................           19              28
   Goodwill, less accumulated amortization and impairment of $8,238 and
     $8,154 at June 30, 2001 and December 31, 2000, respectively......................        1,376           1,460
   Trademark, less accumulated amortization of $53 and $39 at June 30, 2001
     and December 31, 2000, respectively..............................................          222             236
   Other assets.......................................................................          207             274
                                                                                          ---------       ---------
     TOTAL ASSETS.....................................................................    $   3,369       $   5,697
                                                                                          =========       =========

LIABILITIES:
   Current liabilities:
     Due to factor....................................................................    $   1,328       $   2,636
     Note payable - affiliate.........................................................          403             ---
     Accounts payable.................................................................          373             490
     Due to affiliate.................................................................          ---             347
     Other current liabilities........................................................          122             157
                                                                                          ---------       ---------
       Total current liabilities......................................................        2,226           3,630
   Deferred income....................................................................           33             ---
COMMITMENTS AND CONTINGENCIES (See Note 5)
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value: 1,000 shares authorized;
     none issued and outstanding......................................................          ---             ---
   Common stock, $.01 par value: 9,000 shares authorized; 5,016 shares issued and
     4,127 shares outstanding at June 30, 2001 and December 31, 2000..................           50              50
   Additional paid-in capital.........................................................        7,366           7,366
   Accumulated deficit................................................................       (4,455)         (3,425)
   Less treasury stock, at cost: 889 shares at June 30, 2001 and December 31, 2000....       (1,879)         (1,879)
   Accumulated other comprehensive income (loss)......................................           28             (45)
                                                                                          ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY.......................................................        1,110           2,067
                                                                                          ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................    $   3,369       $   5,697
                                                                                          =========       =========

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.

                      CONDENSED STATEMENTS OF INCOME (LOSS)

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                              ------------------------      -------------------------
                                                                2001            2000           2001           2000
                                                              ---------      ---------      ---------       ---------
Net sales...................................................  $   1,026      $   2,758      $   1,690       $   5,694
Cost of goods sold..........................................      1,111          1,993          1,770           4,174
                                                              ---------      ---------      ---------       ---------

Gross profit (loss).........................................        (85)           765            (80)          1,520
Royalty and other income....................................         18              3             21               8
                                                              ---------      ---------      ---------       ---------
                                                                    (67)           768            (59)          1,528
Selling, general and administrative expenses................        325            621            829           1,258
                                                              ---------      ---------      ---------       ---------
Operating income (loss).....................................       (392)           147           (888)            270

Other income (expenses):
   Interest income..........................................          2             20              9              39
   Interest and factoring expenses..........................        (72)          (147)          (152)           (252)
   Gain on sale of marketable securities....................         36            ---              1             ---
                                                              ---------      ---------      ---------       ---------

Net income (loss)...........................................  $    (426)     $      20      $  (1,030)      $      57
                                                              =========      =========      =========       =========

Earnings (loss) per common share:
   Basic....................................................  $   (.10)      $     .00      $    (.25)      $     .01
                                                              ========       =========      =========       =========
   Diluted..................................................  $   (.10)      $     .00      $    (.25)      $     .01
                                                              ========       =========      =========       =========

Weighted average common shares outstanding..................      4,127          4,127          4,127           4,127
                                                              =========      =========      =========       =========

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                              ------------------------      -------------------------
                                                                2001            2000           2001           2000
                                                              ---------      ---------      ---------       ---------
Net income (loss)...........................................  $    (426)     $      20      $  (1,030)      $      57

Other comprehensive income (loss):
   Unrealized gains on marketable securities................         30             50             74              80
   Reclassification adjustment for gains included
     in net loss............................................        (36)           ---             (1)            ---
                                                              ---------      ---------      ---------       ---------
                                                                     (6)            50             73              80
                                                              ---------      ---------      ---------       ---------

Comprehensive income (loss).................................  $    (432)     $      70      $    (957)      $     137
                                                              =========      =========      =========       =========

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -----------------------
                                                                  2001         2000
                                                               ---------     ---------
Net cash provided by (used in) operating activities..........  $     618     $  (2,036)

INVESTING ACTIVITIES:
   Sale or redemption (purchase) of marketable securities....        530            (6)
   Decrease in cash surrender value..........................         63           ---
                                                               ---------     ---------
Net cash provided by (used in) investing activities..........        593            (6)

FINANCING ACTIVITIES:
   Factor financing, net.....................................     (1,308)        2,097
   Issuance of common stock..................................        ---             3
   Increase in note payable - affiliate......................         56           ---
                                                               ---------     ---------

Net cash provided by (used in) financing activities..........     (1,252)        2,100
                                                               ---------     ---------

Net increase (decrease) in cash and cash equivalents.........        (41)           58
Cash and cash equivalents at beginning of year...............        104           691
                                                               ---------     ---------

Cash and cash equivalents at end of period...................  $      63     $     749
                                                               =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes................................  $      18     $       3
                                                               =========     =========

   Cash paid for interest, excluding factoring fees..........  $     121     $     212
                                                               =========     =========

See Notes to Condensed Financial Statements.

                             STAGE II APPAREL CORP.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Stage II Apparel Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 2001 and its results of operations, comprehensive income and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2000 and are incorporated herein by reference.

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

NOTE 4.  RELATED PARTY TRANSACTIONS

         Beginning in 1998, a company controlled by Richard Siskind, the Chief Executive Officer and a director and controlling shareholder of the Company ("RSC"), advanced funds to the Company for its short term working capital requirements. As of December 31, 2000 and June 2001, the Company was indebted to RSC in the aggregate amounts of $347,000 and $403,000, respectively. In May 2001, the Company issued RSC a promissory note evidencing the indebtedness, bearing interest at the rate of 8% per annum.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

         POTENTIAL WRITEDOWN OF GOODWILL. The Company has recorded goodwill relating to a business acquisition completed in 1994. As of June 30, 2001, the carrying amount of goodwill attributable to the acquired assets was $1.4 million, substantially all of which is associated with a proprietary apparel label included in the acquisition. Stage II periodically reviews the value of its goodwill for impairment whenever sales of associated apparel lines or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. The resources devoted by Stage II to promote the acquired label have been inadequate to generate significant sales to date. Unless the Company completes a strategic or financing transaction providing those resources in the near term, the future net cash flows generated by this label will be insubstantial, requiring Stage II to recognize a noncash impairment charge for the entire carrying amount of associated goodwill by year end. This would result in negative shareholders' equity, which could be expected to impair the Company's ability to execute the planned redirection of its business.

ITEM. 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         INTRODUCTION. Stage II Apparel Corp. (the "Company" or "Stage II") has engaged since 1980 in the design and distribution of casual apparel, activewear and collection sportswear for men and boys. The Company markets its apparel to specialty and department store chains, sporting goods stores and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels. Since adding a new management team in connection with a change of control transaction in May 1998, the Company streamlined its operations to focus on its most popular labels, acquired the CROSS COLOURS trademark, a pioneer in the early development of young men's urban fashion, and relinquished its license rights for various brand name lines.

         Prior to the change of control transaction in 1998, the Company had difficulties cutting fixed costs and maintaining strong gross profit margins, resulting in substantial net losses. A turnaround strategy implemented by new management to reduce costs and increase operating efficiencies resulted in modest profitability in 1999. Despite a disciplined adherence to these turnaround initiatives, an increasingly soft retail market, related order cancellations and inventory writedowns, combined with expenses for the Company's launch of its CROSS COLOURS campaign, contributed to net losses of $1.3 million in 2000 and $1.0 million in the first six months of 2001.

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

                                  QUARTERLY NET SALES
                                    (IN THOUSANDS)

                       FIRST       SECOND       THIRD        FOURTH
                      QUARTER      QUARTER     QUARTER       QUARTER     TOTAL
                      -------      -------     -------       -------     -----
2001..............   $    664    $   1,026    $     ---    $     ---         ---
2000..............      2,935        2,758        2,392        1,806       9,891
1999..............      1,591        2,270        3,412        3,264      10,537

         QUARTERS ENDED JUNE 30, 2001 AND 2000. Net sales of $1.0 million for the second quarter of 2001 decreased by 62.8% from $2.8 million in the corresponding quarter of 2000. The decrease primarily reflects a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities.

         Cost of goods sold as a percentage of sales increased to 108.3% in the second quarter of 2001 compared to 72.3% in the same quarter last year. The increase in 2001 reflects off-price sales of discontinued brands as part of the Company's efforts to reduce inventory and redirect its business to focus on licensing opportunities..

         Selling, general and administrative ("SG&A") expenses of $325,000 for the second quarter of 2001 decreased by 47.7% from $621,000 for the second quarter of 2000, primarily reflecting a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities. As a percentage of sales, SG&A expenses were 31.7% in the second quarter of 2001 compared to 22.5% in the same quarter last year.

         Interest and factoring expenses, net of interest income, aggregated $70,000 or 6.8% of sales in the second quarter of 2001 compared to $127,000 or 4.6% of sales in the corresponding quarter last year, reflecting a reduction in amounts outstanding under the Company's credit facility with its factor. See "Liquidity and Capital Resources - Capital Resources" below.

         The Company recognized a net loss of $426,000 or $.10 per share for the three months ended June 30, 2001, compared to net income of $20,000 or $.00 per share realized in the second quarter of 2000, reflecting the foregoing trends.

         SIX MONTHS ENDED JUNE 30, 2001 AND 2000. Net sales of $1.7 million for the first six months of 2001 decreased by 70.3% from $5.7 million in the corresponding period in 2000. The decrease primarily reflects a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities.

         Cost of goods sold as a percentage of sales increased to 104.7% in the first half of 2001 compared to 73.3% in the same period last year, reflecting off-price sales of discontinued brands as part of the Company's efforts to reduce inventory and redirect its business to focus on licensing opportunities..

         SG&A expenses of $829,000 for the first half of 2001 decreased by 34.1% from $1.3 million for the first half of 2000, primarily reflecting a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities. As a percentage of sales, SG&A expenses were 49.1% in the first half of 2001 compared to 22.1% in the same period last year.

         Interest and factoring expenses, net of interest income, aggregated $143,000 or 8.5% of sales in the first half of 2001 compared to $213,000 or 3.7% of sales in the corresponding period last year, reflecting a reduction in amounts outstanding under the Company's credit facility with its factor. See "Liquidity and Capital Resources - Capital Resources" below.

         The Company recognized a net loss of $1.0 million or $.25 per share for the six months ended June 30, 2001, compared to net income of $57,000 or $.01 per share realized in the first half of 2000, reflecting the foregoing trends.

         The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Net cash provided by Stage II's operating activities during the first six months of 2001 aggregated $618,000. The Company's cash position decreased from $104,000 at December 31, 2000 to $63,000 at June 30, 2001.

         CAPITAL RESOURCES. During the first half of 2001, Stage II sold approximately $530,000 of marketable securities to fund part of its net loss for the period. At June 30, 2001, the Company retained marketable securities with a carrying value of $117,000.

         The Company has recorded goodwill relating to a business acquisition completed in 1994. As of June 30, 2001, the carrying amount of goodwill attributable to the acquired assets was $1.4 million, substantially all of which is associated with a proprietary apparel label included in the acquisition. Stage II periodically reviews the value of its goodwill for impairment whenever sales of associated apparel lines or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. The resources devoted by Stage II to promote the acquired label have been inadequate to generate significant sales to date. Unless the Company completes a strategic or financing transaction providing those resources in the near term, the future net cash flows generated by this label will be insubstantial, requiring Stage II to recognize a noncash impairment charge for the entire carrying amount of associated goodwill by year end. This would result in negative shareholders' equity, which could be expected to impair the Company's ability to execute the planned redirection of its business.

         Stage II has a credit facility with the CIT Group/Commercial Services, Inc. The credit facility provides for the factor to purchase the Company's accounts receivable that it has preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by Stage II. The factor receives a commission under the credit facility in an amount less than 1% of the net receivables it purchases. The agreements covering the credit facility also provide for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate. The agreements covering the credit facility may be terminated without penalty by the Company on May 31, 2002 or the end of any subsequent contract year upon 60 days notice.

         The Company's obligations under its credit facility are payable on demand and secured by its inventory and accounts receivable. The aggregate amount of letters of credit and borrowings available under the credit facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. As of June 30, 2001, the Company's net direct borrowings under its credit facility aggregated $1.3 million. This reflects a decrease of $1.3 million from debt levels at December 31, 2000. The reduction in factor debt resulted from a contraction of the Company's apparel distribution business, including a related sell off of inventory. In view of its business redirection, Stage II does not expect the credit facility to provide a source of future financing to support the planned redirection. To the extent additional trademark assets are identified for expansion of its licensing program or opportunities to license its existing trademarks are dependent on internal expenditures to implement branding strategies, the Company will be required to seek external sources of financing other than its credit facility.

         As a result of declining market prices for the Company's common stock and operating losses recognized in 2000 and the first half of 2001, the common stock could be subject to delisting by the American Stock Exchange for failure to meet requirements for continuing AMEX listing. In that event, in addition to reduced liquidity in the outstanding common stock and related risks to Stage II shareholders, the Company's ability to finance trademark acquisitions or other opportunities through equity transactions could be substantially impaired.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Stage II does not hold any derivative securities or other market rate sensitive instruments. As of June 30, 2001, the Company held foreign bank and government bonds and equity securities with an aggregate market value of $117,000. The Company classifies these securities as available-for-sale and accounts for the securities at fair value. Unrealized holding gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 28, 2001, the Company held its annual meeting of shareholders. Both of the incumbent Class I directors listed in the Company's proxy statement for the meeting were reelected. The number of votes cast for and against each nominee are set forth below.

                                             VOTES
                                           VOTES FOR             WITHHELD
                                           ---------             --------
                  Barry Fertel             3,742,603              58,393
                  Jon Siskind              3,742,503              58,493

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

         (a)  EXHIBITS:

         None

         (b)  REPORTS ON FORM 8-K.

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STAGE II APPAREL CORP.


Date: August 13, 2001                       By:     /s/  RICHARD SISKIND
                                                --------------------------------
                                                       Richard Siskind
                                                   Chief Executive Officer
                                                  (Duly Authorized Officer)
                                                (Principal Executive Officer)