Form 10-Q
period 2001-09-30
STAGE II APPAREL CORP
filed 2001-11-13
CIK 811933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001	Commission File No. 1-9502

STAGE II APPAREL CORP.

(Exact name of registrant as specified in its charter)

New York	13-3016967
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1385 Broadway
New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 840-0880

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at October 31, 2001

Common Stock	4,127,267

STAGE II APPAREL CORP.

ITEM I.  FINANCIAL INFORMATION

STAGE II APPAREL CORP.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	Sept. 30,	Dec. 31,
	2001	2000
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$11	$104
Marketable securities	43	573
Accounts receivable	---	129
Finished goods inventory	600	2,843
Prepaid expenses	16	50
Total current assets	670	3,699
Property and equipment, at cost, less accumulated depreciation	16	28
Goodwill, less accumulated amortization and impairment of $8,280 and $8,154 at September 30, 2001 and December 31, 2000, respectively	1,334	1,460
Trademark, less accumulated amortization of $60 and $39 at September 30, 2001 and December 31, 2000, respectively	215	236
Other assets	222	274
TOTAL ASSETS	$2,457	$5,697

LIABILITIES:
Current liabilities:
Due to factor	$736	$2,636
Note payable - affiliate	412	---
Accounts payable	312	490
Due to affiliate	---	347
Other current liabilities	161	157
Total current liabilities	1,621	3,630
Deferred income	33	---
COMMITMENTS AND CONTINGENCIES (See Note 5)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value: 1,000 shares authorized; none issued and outstanding	---	---
Common stock, $.01 par value: 9,000 shares authorized; 5,016 shares issued and 4,127 shares outstanding at September 30, 2001 and December 31, 2000	50	50
Additional paid-in capital	7,366	7,366
Accumulated deficit	(4,725)	(3,425)
Less treasury stock, at cost: 889 shares at September 30, 2001 and December 31, 2000	(1,879)	(1,879)
Accumulated other comprehensive income (loss)	(9)	(45)
TOTAL SHAREHOLDERS’ EQUITY	803	2,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,457	$5,697

See Notes to Condensed Financial Statements.

STAGE II APPAREL CORP.

CONDENSED STATEMENTS OF LOSS

 (Unaudited)

 (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$647	$2,392	$2,337	$8,086
Cost of goods sold	741	1,776	2,511	5,950

Gross profit (loss)	(94)	616	(174)	2,136
Royalty and other income	25	3	46	11
	(69)	619	(128)	2,147
Selling, general and administrative expenses	154	638	983	1,897

Operating income (loss)	(223)	(19)	(1,111)	250

Other income (expenses):
Interest income	1	22	10	62
Interest and factoring expenses	(39)	(151)	(192)	(403)
Loss on sale of marketable securities	(8)	---	(7)	---

Net loss	$(269)	$(148)	$(1,300)	$(91)

Loss per common share:
Basic	$(.07)	$(.04)	$(.31)	$(.02)
Diluted	$(.07)	$(.04)	$(.31)	$(.02)

Weighted average common shares outstanding	4,127	4,127	4,127	4,127

See Notes to Condensed Financial Statements.

STAGE II APPAREL CORP.

STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

 (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net loss	$(269)	$(148)	$(1,300)	$(91)

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	(45)	(20)	29	60
Reclassification adjustment for loss included in net loss	8	---	7	---
	(37)	(20)	36	60

Comprehensive loss	$(306)	$(168)	$(1,264)	$(31)

See Notes to Condensed Financial Statements.

STAGE II APPAREL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

 (In thousands)

	Nine Months Ended
	September 30,
	2001	2000

Net cash provided by (used in) operating activities	$1,137	$(1,762)

Investing Activities:
Sale or redemption (purchase) of marketable securities	559	(32)
Purchase of equipment	---	(20)
Decrease in cash surrender value	46	---
Net cash provided by (used in) investing activities	605	(52)

Financing Activities:
Factor financing, net	(1,900)	1,493
Issuance of common stock	---	3
Increase in note payable - affiliate	65	---

Net cash provided by (used in) financing activities	(1,835)	1,496

Net decrease in cash and cash equivalents	(93)	(318)
Cash and cash equivalents at beginning of year	104	691

Cash and cash equivalents at end of period	$11	$373

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$18	$7

Cash paid for interest, excluding factoring fees	$150	$341

See Notes to Condensed Financial Statements.

STAGE II APPAREL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

Incorporation by Reference.  The accompanying unaudited condensed financial statements of Stage II Apparel Corp. (the “Company”) have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company’s financial position at September 30, 2001 and its results of operations, comprehensive loss and cash flows for the interim periods presented.  The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2000 and are incorporated herein by reference.

Recently Issued Accounting Standards.  In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets,  SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for with the purchase method of accounting.  It also specifies the types of acquired intangible assets that must be recognized and reported separately from goodwill.  Effective for fiscal years beginning after December 15, 2001, SFAS 142 will require goodwill and certain other intangibles to be tested for impairment at least annually instead of being amortized.  For both nine month periods ended September 30, 2001 and 2000, amortization of the Company’s recorded goodwill was $125,000.

Note 2.   Finished Goods Inventory

Finished goods inventories for the interim periods presented were computed using the gross profit method.

Note 3.   Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”).  Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share (“EPS”) on the face of the income statement.  FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

Note 4.   Related Party Transactions

Beginning in 1998, a company controlled by Richard Siskind, the Chief Executive Officer and a director and controlling shareholder of the Company (“RSC”), advanced funds to the Company for its short term working capital requirements.  As of December 31, 2000 and September 2001, the Company was indebted to RSC in the aggregate amounts of $347,000 and $412,000, respectively.  In May 2001, the Company issued RSC a promissory note evidencing the indebtedness, bearing interest at the rate of 8% per annum.

Note 5.  Commitments and Contingencies

License Agreements.  The Company’s license agreements for branded apparel generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control.

License Claim.  The Company is the licensor of its Cross Colours trademark for boys’ sportswear apparel under an agreement with a three-year term ending in 2002.  Unpaid minimum royalties to Stage II under the agreement are $420,000 in 2001 and $660,000 in 2002.  The Company has brought an action in New York County Supreme Court against the licensee for unpaid royalties aggregating in excess of  $1.5 million under the license agreement.  The licensee has filed counterclaims seeking the return of an initial $100,000 payment under the agreement.  The Company believes the counterclaims are without merit and plans to vigorously pursue its claims.

Miscellaneous Claims.  Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company.  In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Potential Writedown of Goodwill.  The Company has recorded goodwill relating to a business acquisition completed in 1994.  As of September 30, 2001, the carrying amount of goodwill attributable to the acquired assets was $1.3 million, substantially all of which is associated with a proprietary apparel label included in the acquisition.  Stage II periodically reviews the value of its goodwill for impairment whenever sales of associated apparel lines or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable.  The resources devoted by Stage II to promote the acquired label have been inadequate to generate significant sales to date.  Unless the Company completes a strategic or financing transaction providing those resources in the near term, the future net cash flows generated by this label will be insubstantial, requiring Stage II to recognize a noncash impairment charge for the entire carrying amount of associated goodwill by year end.  This would result in negative shareholders’ equity, which could be expected to impair the Company’s ability to execute the planned redirection of its business.

Note 6.  Other Events

On August 23, 2001, Stage II entered into a stock purchase agreement with Alpha Omega Group, Inc., a private investor group (“AOG”), for an investment of $1.5 million in the Company’s common stock at $.05 per share.  The 30 million shares issuable to AOG under the agreement will represent a controlling 88% interest in the Company.  The agreement also provides for various related closing transactions, including the reconstitution of the Company’s board of directors with designees of AOG, an increase in the Company’s authorized common stock to 100 million shares, transitional services from members of existing management and replacement of outstanding stock options with new options for the same number of shares exercisable for three years at $.50 per share or the exercise price of the replaced options, if less than $.50 per share.  The transactions contemplated by the agreement are subject to approval by the Company’s shareholders and other closing conditions, including the absence of any adverse change in the Company’s financial condition or operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Introduction.  Stage II Apparel Corp. (the “Company” or “Stage II”) has engaged since 1980 in the design and distribution of casual apparel, activewear and collection sportswear for men and boys.  The Company markets its apparel to specialty and department store chains, sporting goods stores and wholesale membership clubs under nationally recognized brand names as well as proprietary and private labels.  Since adding a new management team in connection with a change of control transaction in May 1998, the Company streamlined its operations to focus on its most popular labels, acquired the Cross Colours trademark, a pioneer in the early development of young men’s urban fashion, and relinquished its license rights for various brand name lines.

Prior to the change of control transaction in 1998, the Company had difficulties cutting fixed costs and maintaining strong gross profit margins, resulting in substantial net losses.  A turnaround strategy implemented by new management to reduce costs and increase operating efficiencies resulted in modest profitability in 1999.  Despite a disciplined adherence to these turnaround initiatives, an increasingly soft retail market, related order cancellations and  inventory writedowns, combined with expenses for the Company’s launch of its Cross Colours campaign, contributed to net losses of $1.3 million in both 2000 and the first nine months of 2001.

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

In January 2001, the Company completed its first international licensing transaction with a Japanese apparel company for sales of men’s and ladies’ apparel under the Cross Colours brand throughout Japan and its territories and possessions.  In view of timing requirements for the introduction of licensed products, Stage II does not expect its licensing program to reverse the performance trends for its current operations in the near term.

Pending Equity Infusion.  On August 23, 2001, Stage II entered into a stock purchase agreement with Alpha Omega Group, Inc., a private investor group (“AOG”), for an investment of $1.5 million in the Company’s common stock at $.05 per share.  The 30 million shares issuable under the agreement will represent a controlling 88% interest in the Company.  The agreement also provides for various related closing transactions, including the reconstitution of the Company’s board of directors with  designees of AOG, an increase in the Company’s authorized common stock to 100 million shares, transitional services from members of existing management and replacement of outstanding stock options with new options for the same number of shares exercisable for three years at $.50 per share or the exercise price of the replaced options, if less than $.50 per share.  The transactions contemplated by the agreement are subject to approval by the Company’s shareholders and other closing conditions, including the absence of any adverse change in the Company’s financial condition or operations.

Results of Operations

Seasonality.  Stage II experiences some seasonal business fluctuations due primarily to seasonal buying patterns for its product mix of casual apparel and activewear.  While sales of the Company’s products are made throughout the year, the largest sales volume has historically occurred in the third quarter.  The following table reflects these quarterly fluctuations, which should not be construed as indicative of future net sales.

Quarterly Net Sales

(In thousands)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2001	$664	$1,026	$647	$ ---	---
2000	2,935	2,758	2,392	1,806	9,891
1999	1,591	2,270	3,412	3,264	10,537

Quarters Ended September 30, 2001 and 2000.  Net sales of $647,000 for the third quarter of 2001 decreased by 73.0% from $2.4 million in the corresponding quarter of 2000.  The decrease primarily reflects a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.

Cost of goods sold as a percentage of sales increased to 114.5% in the third quarter of 2001 compared to 74.2% in the same quarter last year.  The increase in 2001 reflects off-price sales of discontinued brands as part of the Company’s efforts to reduce inventory and redirect its business to focus on licensing opportunities.

Selling, general and administrative (“SG&A”) expenses of $154,000 for the third quarter of 2001 decreased by 75.9% from $638,000 for the third quarter of 2000, primarily reflecting a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.  As a percentage of sales, SG&A expenses were 23.8% in the third quarter of 2001 compared to 26.7% in the same quarter last year.

Interest and factoring expenses, net of interest income, aggregated $38,000 or 5.9% of sales in the third quarter of 2001 compared to $129,000 or 5.4% of sales in the corresponding quarter last year, reflecting a reduction in amounts outstanding under the Company’s credit facility with its factor.  See “Liquidity and Capital Resources - Capital Resources” below.

The Company recognized a net loss of $269,000 or $.07 per share for the three months ended September 30, 2001, compared to a net loss of $148,000 or $.04 per share realized in the third quarter of 2000, reflecting the foregoing trends.

Nine Months Ended September 30, 2001 and 2000.  Net sales of $2.3 million for the first nine months of 2001 decreased by 71.1% from $8.1 million in the corresponding period in 2000.  The decrease primarily reflects a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.

Cost of goods sold as a percentage of sales increased to 107.4% in the nine months of 2001 compared to 73.6% in the same period last year, reflecting off-price sales of discontinued brands as part of the Company’s efforts to reduce inventory and redirect its business to focus on licensing opportunities..

SG&A expenses of $983,000 for the first nine months of 2001 decreased by 48.2% from $1.9 million for the same period in 2000, primarily reflecting a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.  As a percentage of sales, SG&A expenses were 42.1% in the nine months of 2001 compared to 23.5% in the same period last year.

Interest and factoring expenses, net of interest income, aggregated $182,000 or 7.8% of sales in the nine months of 2001 compared to $341,000 or 4.2% of sales in the corresponding period last year, reflecting a reduction in amounts outstanding under the Company’s credit facility with its factor.  See “Liquidity and Capital Resources - Capital Resources” below.

The Company recognized a net loss of $1.3 million or $.31 per share for the nine months ended September 30, 2001, compared to a net loss of $91,000 or $.02 per share realized in the same period in 2000, reflecting the foregoing trends.

The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of operating results to be expected for the full year.

Liquidity and Capital Resources

Liquidity.  Net cash provided by Stage II’s operating activities during the first nine months of 2001 aggregated $1.1 million.  The Company’s cash position decreased from $104,000 at December 31, 2000 to $11,000 at September 30, 2001.

Capital Resources.  During the first nine months of 2001, Stage II sold $559,000 of marketable securities to fund part of its net loss for the period.  At September 30, 2001, the Company retained marketable securities with a carrying value of $43,000.

The Company has recorded goodwill relating to a business acquisition completed in 1994.  As of September 30, 2001, the carrying amount of goodwill attributable to the acquired assets was $1.3 million, substantially all of which is associated with a proprietary apparel label included in the acquisition.  Stage II periodically reviews the value of its goodwill for impairment whenever sales of associated apparel lines or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable.  The resources devoted by Stage II to promote the acquired label have been inadequate to generate significant sales to date.  Unless the Company completes a strategic or financing transaction providing those resources in the near term, the future net cash flows generated by this label will be insubstantial, requiring Stage II to recognize a noncash impairment charge for the entire carrying amount of associated goodwill by year end.  This would result in negative shareholders’ equity, which could be expected to impair the Company’s ability to execute the planned redirection of its business.

Stage II has a credit facility with the CIT Group/Commercial Services, Inc.  The credit facility provides for the factor to purchase the Company’s accounts receivable that it has preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business.  In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by Stage II.  The factor receives a commission under the credit facility in an amount less than 1% of the net receivables it purchases.  The agreements covering the credit facility also provide for the issuance of letters of credit to fund the Company’s foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate.  The agreements covering the credit facility may be terminated without penalty by the Company on May 31, 2002 or the end of any subsequent contract year upon 60 days notice.

The Company’s obligations under its credit facility are payable on demand and secured by its inventory and accounts receivable.  The aggregate amount of letters of credit and borrowings available under the credit facility are determined from time to time by the factor based upon the Company’s financing requirements and financial performance.  As of September 30, 2001, the Company’s net direct borrowings under its credit facility aggregated $736,000.  This reflects a decrease of $1.9 million from debt levels at December 31, 2000.  The reduction in factor debt resulted from a contraction of the Company’s apparel distribution business, including a related sell off of inventory.  In view of its business redirection, Stage II does not expect the credit facility to provide a source of future financing to support the planned redirection.  To the extent additional trademark assets are identified for expansion of its licensing program or opportunities to license its existing trademarks are dependent on internal expenditures to implement branding strategies, the Company will be required to seek external sources of financing other than its credit facility.

As a result of declining market prices for the Company’s common stock and operating losses recognized in 2000 and the first nine months of 2001, the common stock could be subject to delisting by the American Stock Exchange for failure to meet requirements for continuing AMEX listing.  In that event, in addition to reduced liquidity in the outstanding common stock and related risks to Stage II shareholders, the Company’s ability to finance trademark acquisitions or other opportunities through equity transactions could be substantially impaired.

Forward Looking Statements

This Report includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company.  Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including risks of inflation, fluctuations in market demand for the Company’s products, changes in future cost of sales, customer and licensee performance risks, trademark valuation intangibles and uncertainties in the availability and cost of capital.  Words such as “anticipated,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Stage II does not hold any derivative securities or other market rate sensitive instruments.  As of September 30, 2001, the Company held foreign bank and government bonds and equity securities with an aggregate market value of $43,000.  The Company classifies these securities as available-for-sale and accounts for the securities at fair value.  Unrealized holding gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying financial statements.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings, and a new cost basis for the security is established.  Dividend and interest income are recognized when earned.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8 - K.

(a)   Exhibits:

Exhibit

Number

Exhibit

10.1	2001 Replacement Option Plan

(b)   Reports on Form 8-K.

On August 28, 2001, the Company filed a Current Report on Form 8-K relating to its execution of a Stock Purchase Agreement providing for an investment of $1.5 million in the Company’s common stock at $.05 per share and other related transactions, subject to approval by the Company’s shareholders and various additional closing conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAGE II APPAREL CORP.

Date: November 9, 2001	By:	/s/ Richard Siskind
Richard Siskind
Chief Executive Officer
(Duly Authorized Officer)
(Principal Executive Officer)