Form 10-K
period 2001-12-31
STAGE II APPAREL CORP
filed 2002-04-15
CIK 811933

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001 Commission File No. 1-9502

STAGE II APPAREL CORP.

(Exact name of registrant as specified in its charter)

New York	13-3016967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1385 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant's telephone number, including area code: (212) 840-0880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        As of March 15, 2002, there were 4,127,267 shares of Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $405,000.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

Introduction

        Stage II Apparel Corp. (the "Company" or "Stage II") has engaged for over thirty years in the design and distribution of casual apparel, activewear and collection sportswear for men and boys. Historically, the Company's product lines were sold primarily to merchandising chains under brand names licensed by Stage II. During the last decade, the Company's segment of the apparel market has faced intensified competition and consolidation, contributing to overall weakness even among major participants. These conditions made it difficult for the Company to maintain strong gross profit margins and contributed to substantial net losses from 1995 though 1998.

        In May 1998, the Company's original founders relinquished their management roles and sold their controlling interests to Richard Siskind, the principal shareholder and CEO of R. Siskind and Company, Inc. ("RSC") and several other companies engaged in the apparel industry. Mr. Siskind brought in a new management team from RSC to provide management services and office space to Stage II. The RSC management team also implemented a number of strategic changes designed to reverse the decline in the Company's business. These included initiatives for restructuring its sales force, cutting expenses, improving controls, increasing productivity and bolstering its customer base and market appeal with new apparel lines. As part of this strategy, Stage II acquired the Cross Colours label, a pioneer in the early development of young men's urban fashion, with a view to distributing new apparel lines under this label, both directly and through licensees, at affordable prices to a broad range of the young men's and boys' markets.

        Despite achieving modest profitability in 1999 from its disciplined adherence to these initiatives, the Company has been adversely affected by increasing softness in the retail apparel market, leading to order cancellations and related inventory writedowns. As a result of these setbacks, combined with expenses for the launch of its new Cross Colours lines, Stage II recognized a net loss of $1.3 million in 2000. In 2001, after accounting for a noncash writeoff of goodwill from a prior acquisition, the Company recognized an additional net loss of $3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Redirection

        In response to the decline in its apparel distribution business, the Company elected to contract those operations during the last two years and emphasize trademark licensing as part of a strategy of reducing the costs and inventory risks associated with its core business. To implement its business redirection, the Company granted an exclusive license to the Kid's Headquarters division of Wear Me Apparel in October 1999 for domestic distribution of boys' sportswear lines under the Cross Colours label. Stage II also completed a licensing arrangement in January 2001 with a Japanese apparel company for sales of men's and ladies apparel under the Cross Colours brand throughout Japan and its territories and possessions.

        In view of timing requirements for the introduction of licensed apparel lines, the Company's licensing program alone was not expected to reverse its financial downturn in the near term. In addition to inherent timing constraints, Stage II was faced early in 2000 with unanticipated performance defaults by its domestic licensee under the Cross Colours license agreement. In February 2001, the Company brought an action against the licensee for unpaid royalties aggregating over $1.5 million under the license agreement. See "Legal Proceedings." The absence of the anticipated revenue stream from this license substantially impaired to the Company's financial flexibility for executing its planned business redirection. Although the Company accepted a settlement of $535,000 from the Cross Colours licensee in April 2002, substantially all the proceeds are allocable to debt repayment.

        To address these developments, the Company's management entered into various discussions for a potential strategic alliance or equity infusion. Those discussions culminated in August 2001 with the execution of a stock purchase agreement (the "AOG Agreement") with Alpha Omega Group, Inc., a private investor group ("AOG"), for the issuance of 30 million shares of the Company's common stock (the "AOG Shares") at $.05 per share or a total of $1.5 million. Upon issuance, the AOG Shares and an additional 2.1 million shares issuable to AOG's advisor will represent 83% and 6%, respectively, of the Company's common stock then outstanding. The AOG Agreement also provides for various related closing transactions (the "AOG Transactions"), including the reconstitution of the Company's board of directors with designees of AOG, an increase in the Company's authorized common stock to 100 million shares, a change in the name of the Company to "JDC Corporation," transitional services from members of existing management and repricing of outstanding stock options. The AOG Transactions were approved by the shareholders of Stage II at a special meeting on December 27, 2001. See "Submission of Matters to a Vote of Security Holders."

        The closing of the AOG Transactions was subject to approval of the Company's additional listing application for the AOG Shares by the American Stock Exchange (the "AMEX"), which approved the application on April 10, 2002. Following the closing under the AOG Agreement, the Company's new management plans to continue its business redirection through one or more acquisitions with a view toward expanding existing licensing operations and adding compatible business lines. See "Market for the Company's Common Stock and Related Shareholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products

        General.    The Company's product mix was historically based on the perception that retail customers preferred quality brand name apparel over comparable proprietary or private label products. Stage II sought to apply this concept in domestic mass markets for men's casual and activewear by acquiring U.S. license rights to nationally recognized brand names and expanding its product lines to accommodate numerous brand name licenses. During the three years prior to the contraction of its apparel distribution business in 2001, Stage II streamlined its operations to focus on its most popular labels, relinquishing license rights for other labels and increasing its emphasis on proprietary labels, primarily Timber Run, Main Event, Pro Tour and, commencing in 1999, the Cross Colours trademark.

        Licensed Brand Name Apparel Sales.    Sales of brand name apparel accounted for approximately 13% of the Company's net sales in both 2001 and 2000, down from 19% of net sales in 1999. The reduced role of licensed brand name apparel in the Company's product mix reflects its increased reliance on proprietary labels to accommodate demand for more moderately priced men's and boys' activewear.

        Cross Colours Trademark.    In May 1999, Stage II acquired the Cross Colours trademark from a group including one of the Company's outside directors in exchange for 200,000 shares of Stage II common stock. To leverage the brand's strong association with the early development of young men's urban streetwear, the Company launched its own men's lines of Cross Colours streetwear and initiated a licensing arrangement for boys' categories, targeting retailers at price points below fashion forward levels. The campaign's success has been impaired by various factors, including production delays, retailer constraints and license performance issues. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Position and Results of Operations."

        Product Mix.    Prior to the contraction of its apparel distribution business, Stage II increased emphasis on its own Timber Run and Cross Colours labels. These apparel lines accounted for approximately 79%, 29% and 15% of the Company's net sales in 2001, 2000 and 1999, respectively.

Marketing and Distribution

        Marketing Strategy.    The Company's marketing strategy prior to implementing its business redirection was focused on offering multiple product lines of quality casual apparel and activewear distinguished by design, brand and label. Stage II utilized its own sales force, which was reduced to only two sales employees during the last two years. The Company advertised its brand name products through its catalogs distributed each season and magazines including Discount Stores News, a trade periodical, and the Daily News Record. The Company also displays its merchandise in showrooms at its New York City headquarters. In addition, Stage II exhibited its apparel at the semi-annual trade shows produced by the Men's Apparel Guild (MAGIC), a major men's and boys' apparel show, and other trade shows.

        Customers.    The Company's apparel products were historically sold primarily to national and regional specialty and department store chains, sporting goods stores and wholesale membership clubs throughout the United States, Canada and Mexico. Stage II had over 500 of these customer accounts in 2000 and 200 in 2001. The Company's ten largest customers during 2001 (measured by sales) were Factory 2-U, SAM's, Concord Buying, Ocean State, Marshalls, Alko, TK Maxx, Gordmans, Ames and Bealls. Approximately 79% of the Company's 2001 net sales and 46% of its 2000 net sales were made to these customers, two of which individually accounted for more than 10% of sales in 2001.

        Distribution.    The Company's brand name and proprietary label apparel products are generally prepacked at the manufacturing site into cartons, shipped to an East Coast warehouse and then shipped directly to the customer without repacking. Products sold under retailers' own private labels are occasionally shipped directly to the retailer.

Manufacturing

        Manufacturing Sources.    Stage II does not own or operate any manufacturing facilities. Prior to the contraction of its apparel distribution business, the Company's products were manufactured in accordance with its designs, specifications and production schedules by approximately 50 independent manufacturers located in over 16 countries in Asia, Africa and Europe. Manufacturing requirements were based on customer orders placed or indicated approximately six months prior to shipment, and actual manufacturing was then arranged on an order-by-order basis.

        Production Allocations.    Stage II historically allocated production among its suppliers based on a number of criteria, including quota considerations for foreign suppliers, availability of production capability, quality, pricing and flexibility in meeting changing production requirements on relatively short notice.

        Quality Control.    All finished products manufactured for the Company were historically inspected by its employees or agents prior to acceptance and payment to ensure that they meet its design, quality and other production specifications. Initial product samples provided by manufacturers were also inspected for compliance with production specifications, and production runs were not authorized until conforming samples had been approved. Payment for each foreign manufacturing order was generally backed by an irrevocable international letter of credit issued under the Company's credit agreement approximately two to six months prior to shipment of the products. The letters of credit could not be drawn until an authorized employee or agent of Stage II issued an inspection certificate certifying that the products are in compliance with the manufacturing order.

Imports and Import Restrictions

        The Company historically imported substantially all its products from various foreign countries located in Asia, Africa and Europe. Imports of apparel products from these countries are subject to constraints imposed by multilateral textile agreements with the United States applicable to specific product categories. As products in a certain product category are imported from a country into the United States, that country's quota for the product category is utilized. When an annual quota limit is reached, no more products in the category may enter into the United States during the year from that country. As part of its now contract apparel distribution operations, Stage II monitored the amount of unutilized quota available for import of its products on a weekly basis and arranged its production schedules accordingly. Potential exposure to quota risks were historically minimized through various means, including geographical diversification of its manufacturing sources and shifts of production among countries and manufacturers.

Backlog

        The Company's backlog of apparel orders at March 23, 2001 totaled approximately $760,000. Because of its election to contract its apparel distribution operations, the Company has no backlog of apparel orders after December 31, 2001.

Competition

        The apparel business is highly competitive and consists of many importers, distributors and manufacturers, none of which accounts for a significant percentage of total industry sales, but many of which are larger and have substantially greater resources than the Company. Stage II historically competed with distributors based on its selection of men's activewear differentiated by a broad range of labels, styles, fabrics and colors at "popular" and "moderate to better" price points.

Employees

        As of December 31, 2001, the Company had one salaried employee, and the balance of its staff consisted of RSC personnel providing executive, management and clerical services on a part-time basis. None of the Company's employees are represented by a union. Stage II considers its working relationships with employees to be good and has never experienced an interruption of its operations due to any kind of labor dispute.

Item 2. Properties

New York Office Headquarters

        The Company has its administrative and sales office at 1385 Broadway, New York, NY. These facilities were provided to Stage II during 2001 by RSC.

Distribution Facilities

        During the last two years, Stage II distributed substantially all of its finished garments in the United States from a distribution facility located in the New York metropolitan area. In 2001 and 2000, the Company's aggregate warehouse and distribution costs were approximately $94,000 and $48,000, respectively. During each of the last two years, the Company shared RSC's warehouse space at cost.

Item 3. Legal Proceedings

        In February 2001, the Company brought an action in New York County Supreme Court against Wear Me Apparel Corp. for unpaid royalties aggregating in excess of $1.5 million under a license agreement entered with Stage II in October 1999. The agreement provided an exclusive license to the Kid's Headquarters division of Wear Me Apparel for manufacturing and distribution of boys' sportswear lines under the Cross Colours trademark, with a scheduled launch for the Fall 2000 season. The Company settled the litigation in April 2002 for $535,000, payable in a contemporaneous installment of $335,000 and the balance in January 2003.

        The Company is a party to several other legal proceedings incidental to its business, none of which is considered to be material to its financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        On December 27, 2001, Stage II held a special meeting of its shareholders to vote on proposals to approve the AOG Transactions. See "Business—Business Redirection." A descriptions of the proposals and a tabulation of the voting on each proposal is set forth below.

Proposal		Votes For	Votes Against	Abstentions
1.	Issuance of 30 million shares of common stock to AOG for $.05 per share for an aggregate of $1.5 million	2,586,246	192,318	860
2.	Increase in authorized common stock to 100,000,000 shares, $.01 par value	2,570,846	207,218	860
3.	Change in corporate name	2,591,446	184,518	3,460
4.	Approval of plan for replacing outstanding stock options with new options for the same number of shares, exercisable for three years after termination of employment at $.50 per share or the existing exercise price, if less than $.50 per share	2,555,521	218,843	5,060

PART II

Item 5. Market for the Company's Common Stock and Related Shareholder Matters

Trading Market

        The Company's common stock is listed for trading on the AMEX under the symbol SA. The following table sets forth, for the periods indicated, its high and low sales prices as reported on the AMEX.

	Market Prices
	High		Low
2000:
First quarter		$1.56		$1.00
Second quarter		1.50		.88
Third quarter		1.19		.88
Fourth quarter		1.06		.38
2001:
First quarter	$	..56	$	..31
Second quarter		.75		.25
Third quarter		.49		.15
Fourth quarter		.40		.20

Security Holders

        As of February 28, 2002, there were approximately 100 holders of record and an estimated 750 beneficial owners of the Company's common stock.

Penny Stock Rules

        As a result of current trading prices, the Company's common stock is subject to the penny stock rules under the Securities Exchange Act of 1934 (the "Exchange Act"). In the absence of an exemption from those rules, broker-dealers making a market in Stage II common stock are required to provide disclosure to their customers on the risks associated with its ownership, its investment suitability for the customer, information on its bid and ask prices and information about any compensation the broker-dealer will receive for a transaction in the common stock. The application of these rules generally reduces market making activities and, based on prevailing trading volumes, has substantially limited the liquidity of the Company's common stock.

Compliance with AMEX Listing Requirements

        Because the Company recognized net losses in three of the last four years, it is required to maintain shareholders' equity of at least $4 million to meet the standards for continuing listing of its common stock on the AMEX. As a result of its recent operating losses and a noncash writeoff of goodwill in the fourth quarter of 2001, Stage II had a shareholders' deficit of $865,000 as of year end. The Company was advised by the AMEX in March 2002 that its common stock will be subject to delisting proceedings unless it submits an acceptable plan for regaining compliance with the shareholders' equity requirement by September 30, 2002. Stage II will be able to retain AMEX listing for its common stock only if the AMEX determines that the plan reasonably demonstrates the Company's ability to regain compliance by that time, the interim milestones specified in the plan for regaining compliance are timely satisfied and the Company's financial statements as of September 30,

2002 reflect the required increase in shareholders' equity. Failure to meet any of these requirements could result in the immediate institution of delisting proceedings.

        The Company submitted a response to the AMEX in April 2002 with the first phase of its plan for regaining compliance with the listing standards. This phase is expected to be completed upon consummation of the AOG Transactions, which will add $1.5 million to shareholders' equity. After the closing of the AOG Transactions, the Company's reconstituted board of directors will have responsibility for implementing the second phase of the compliance plan, which is expected to include the continuation of the Company's business redirection through one or more acquisitions intended to expand existing licensing operations and add compatible business lines. If these planned initiatives fail to increase the Company's shareholders' equity to at least $4 million by September 30, 2002, an additional equity infusion may be required to reach that threshold. Otherwise, delisting of the Company's common stock could be expected by year end. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. Selected Financial Data

        The following table presents selected financial data of Stage II at and for the year ended December 31 in each of the five years through 2001. The selected financial data presented below has been derived from the Company's audited financial statements. For each of the three years through December 31, 2001, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Financial Statements of the Company and related Notes included elsewhere in this Report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Income Statement Data:
Net sales	$2,855	$9,891	$10,537	$9,867	$16,547
Cost of goods sold	3,068	8,158	7,982	7,859	14,234

Gross profit (loss)	(213)	1,733	2,555	2,008	2,313
Commission and other income	10	18	97	251	442

	(203)	1,751	2,652	2,259	2,755
Selling, general and administrative expenses	1,404	2,638	2,431	3,391	6,083
Loss (gain) on lease cancellation	—	—	(244)	561	—
Impairment of prepaid salary and non-compete	—	—	—	—	255
Impairment of goodwill	1,293	—	—	—	5,029
Loss (gain) on sale of securities	11	(11)	(22)	—	285
Gain on settlement of litigation	(116)	—	—	—	(249)

Operating income (loss)	(2,795)	(876)	487	(1,693)	(8,648)
Royalty income	60	100	—	—	—
Interest expense, net	209	497	405	544	690

Income (loss) from continuing operations before income taxes	(2,944)	(1,273)	82	(2,237)	(9,338)
Income taxes	33	7	6	81	74

Income (loss) from continuing operations	(2,977)	(1,280)	76	(2,318)	(9,412)

Gain on disposal of discontinued operations	—	—	—	—	163

Net income (loss)	$(2,977)	$(1,280)	$76	$(2,318)	$(9,249)

Net income (loss) per common share:
Income (loss) from continuing operations	$(.72)	$(.31)	$.02	$(.59)	$(2.28)
Income (loss) from discontinued operations	—	—	—	—	.04

Total net income (loss) per common share	(.72)	(.31)	.02	(.59)	(2.24)
Weighted average common shares outstanding	4,127	4,124	4,037	3,904	4,128

	As of December 31,
	2001	2000	1999	1998	1997
Summary Balance Sheet Data:
Total assets	$492	$5,697	$6,409	$6,800	$11,178
Due to factor	514	2,636	1,817	2,331	4,650
Long term debt, excluding current portion	—	—	—	—	—
Shareholders' equity (deficit)	(865)	2,067	3,310	3,031	5,327

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company has historically developed its product lines primarily through the acquisition of license rights to nationally recognized brand names for sales of its apparel in the United States. Following a change of control transaction that added a new management team to Stage II in May 1998, the Company streamlined its operations to focus on its most popular labels, relinquishing its license rights for various brand name lines and liquidating its Canadian and Hong Kong subsidiaries. The relinquished lines were replaced with exclusive licenses for the Adolfo brand in 1998 and the Stanley Blackerbrand in 1999. Stage II also increased emphasis on its own proprietary labels, primarily Timber Run and, commencing in 1999, the Cross Colours trademark.

        Historically, the Company sold its licensed brand name apparel at a higher price and with greater gross profit margins than its comparable non-branded apparel. These advantages are partially offset by royalty and advertising costs included in selling, general and administrative ("SG&A") expenses. The Company's revamped lines were intended to retain the advantages of brand name recognition without the high costs associated with its prior licenses.

        Prior to the 1998 change of control transaction, the Company had difficulties reducing SG&A expenses and maintaining strong gross profit margins in the face of intensified competition in the retail apparel market, which contributed to substantial net losses. A turnaround strategy implemented by new management to reduce costs and increase operating efficiencies contributed to modestly profitable operating results in the last two quarters of 1998 before various noncash or nonrecurring items and throughout 1999. Despite a disciplined adherence to these turnaround initiatives, an increasingly soft retail market and associated order cancellations and inventory writedowns, combined with expenses for the launch of its Cross Colours campaign, contributed to a net loss of $1.3 million for 2000.

Business Redirection

        To reverse this trend, Stage II initiated a strategy of contracting its apparel distribution operations and emphasizing trademark licensing in an effort to reduce the costs and inventory risks associated with its historical core business. A sell off of the Company's apparel inventory initiated as part of this strategy was substantially completed by the end of 2001, resulting in a reduction of its factor debt to $514,000 by year end.

        As part of its planned business redirection, Stage II granted an exclusive license late in 1999 to a major U.S. apparel company for domestic distribution of boys' sportswear lines under the Cross Colours label. Stage II also completed a licensing arrangement in January 2001 with a Japanese apparel company for sales of men's and ladies apparel under the Cross Colours brand throughout Japan and its territories and possessions.

        Although its initial licensing initiatives alone were not expected to reverse its financial downturn in the near term, Stage II was faced early in 2000 with unanticipated performance defaults by its domestic licensee under the Cross Colours license agreement. In February 2001, the Company brought an action against the licensee for unpaid royalties aggregating over $1.5 million under the license agreement. See

"Legal Proceedings." The absence of the anticipated revenue stream from this license as well as professional fees incurred in prosecuting its lawsuit contributed to the Company's net loss of $3.0 million for 2001, in addition to substantially impairing its financial flexibility for executing its planned business redirection. Although the Company accepted a settlement of $535,000 from the domestic Cross Colours licensee in April 2002, substantially all the proceeds are allocable to repayment of loans from RSC to Stage II.

        To address these developments, the Company's management entered into various discussions for a potential strategic alliance or equity infusion. Those discussions culminated in August 2001 with the execution of the AOG Agreement for the issuance of a controlling equity interest in the Company for $1.5 million. The Company obtained shareholder approval for the AOG Transactions in December 2001 and expects the closing under the AOG Agreement to be completed in April 2002. After the closing of the AOG Transactions, the Company's reconstituted board of directors will have responsibility for continuing the Company's business redirection through one or more acquisitions intended to expand existing licensing operations and add compatible business lines. See "Business—Business Redirection."

Writedown of Goodwill

        Since its completion of an apparel business acquisition in 1994, Stage II recognized an impairment charge in 1997 against part of the goodwill recorded in the transaction and amortized the remaining goodwill since that time. As of September 30, 2001, the carrying amount of the remaining goodwill was $1.3 million, substantially all of which is associated with the proprietary Timber Run apparel label included in the acquisition. Stage II periodically reviewed the value of its goodwill for impairment whenever sales of associated apparel lines or changes in circumstances indicated that the carrying amount of the intangible may not be recoverable. The resources devoted by Stage II to promote the acquired label have been inadequate to generate significant sales. In view of its inability to complete an equity infusion or strategic transaction in 2001 to provide those resources, the Company recognized a noncash impairment charge of $1.3 million at year end, representing the entire carrying amount of associated goodwill. This resulted in negative shareholders' equity of $865,000 at December 31, 2001, which could be expected to impair the Company's ability to execute the planned redirection of its business.

Results of Operations

        Seasonality.    Prior to the contraction of its apparel distribution business, Stage II experienced some seasonal business fluctuations due primarily to seasonal buying patterns for its product mix of casual apparel and activewear. While sales of the Company's products are made throughout the year, the largest sales volume has historically occurred in the third quarter. The change in this pattern during 2001 reflects an inventory sell off associated with the Company's efforts to implement its planned business redirection. The following table reflects these quarterly fluctuations, which should not be construed as indicative of future net sales.

Quarterly Net Sales
(In thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001	$664	$1,026	$647	$518	$2,855
2000	2,935	2,758	2,392	1,806	9,891
1999	1,591	2,270	3,412	3,264	10,537

        The following tables present the Company's gross profit, net income (loss) and net income (loss) per share during the last three years. The reduction in gross profit in the fourth quarters of 2000 and the gross loss in 2001 reflects the sell off of discontinued lines and an increase in inventory markdowns

Quarterly Gross Profit (Loss)
(In thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001	$5	$(85)	$(94)	$(39)	$(213)
2000	755	765	616	(403)	1,733
1999	515	636	664	740	2,555

Quarterly Net Income (Loss)
(In thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001	$(604)	$(426)	$(269)	$(1,678)	$(2,977)
2000	37	20	(148)	(1,189)	(1,280)
1999	11	27	6	32	76

Quarterly Net Income (Loss) Per Share

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001	$(.15)	$(.10)	$(.07)	$(.41)	$(.72)
2000	..01	..00	(.04)	(.29)	(.31)
1999	..00	..01	..00	..01	..02

        2001 and 2000.    Net sales of $2.9 million for 2001 decreased by 71.1% from $9.9 million in 2000. The decrease primarily reflects a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities.

        Cost of goods sold as a percentage of sales increased to 107.5% in 2001 compared to 82.5% in 2000, reflecting off-price sales of discontinued brands as part of the Company's efforts to reduce inventory and redirect its business to focus on licensing opportunities.

        SG&A expenses of $1.4 million for 2001 decreased by 46.8% from $2.6 million for 2000, primarily reflecting the Company's contraction of its apparel distribution business as part of its planned business redirection. As a percentage of sales, SG&A expenses were 49.2% in 2001 compared to 26.7% in the prior year.

        Interest and factoring expenses aggregated $218,000 or 7.6% of sales in 2001 compared to $572,000 or 5.8% of sales in, reflecting a reduction in amounts outstanding under the Company's credit facility with its factor. See "Liquidity and Capital Resources—Capital Resources" below.

        The Company recognized net losses of $3.0 million or $.72 per share in 2001 and $1.3 million or $.31 per share in 2000, reflecting the foregoing trends and a noncash impairment charge of $1.3 million at the end of 2001. See "Writedown of Goodwill" above. Average common shares outstanding were 4,127,000 in 2001 and 4,124,000 in 2000.

        2000 and 1999.    Net sales of $9.9 million in 2000 decreased by 6.1% from $10.5 million in 1999. The decline in net sales during 2000 reflects overall weakness in the Company's segment of the apparel market, which contributed to significant order cancellations and related inventory writedowns.

        Cost of goods sold as a percentage of sales increased to 82.5% in 2000 compared to 75.8% in 1999. The increase in 2000 reflects greater overall softness in the casual apparel market during the year, combined with off price sales of discontinued brands.

        Commission and other income decreased by 81.4% during 2000 compared to the prior year, reflecting a decrease in emphasis on the Company's lower margin sales agency business.

        SG&A expenses in 2000 were $2.6 million, an increase of 8.5% compared to $2.4 million in 1999, reflecting additional costs for the Company's launch of its Cross Colours brand of urban streetwear.

        Interest and factoring expenses aggregated $572,000 or 5.8% of sales in 2000 compared to $475,000 or 4.5% of sales in the prior year. The increase reflects higher borrowing levels and interest rates.

        The Company recognized a net loss of $1.3 million or $.31 per share in 2000 compared to net income of $76,000 or $.02 per share realized in 1999, reflecting the foregoing factors and trends. Average common shares outstanding were 4,124,000 in 2000 and 4,037,000 in 1999.

Liquidity and Capital Resources

        Liquidity.    Net cash provided by Stage II's operating activities during 2001 aggregated $833,000. The Company's cash position decreased from $104,000 at December 31, 2000 to $3,000 at December 31, 2001, reflecting cash requirements to fund part of the Company's net loss for the year.

        Capital Resources.    During 2001, the Company sold marketable securities for $601,000 to fund part of its net loss for the year. At year end, Stage II retained marketable securities with a carrying value of $6,000.

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

        The Company's obligations under its credit facility are payable on demand and secured by its inventory and accounts receivable. The aggregate amount of letters of credit and borrowings available under the credit facility are determined from time to time by the factor based upon the Company's financing requirements and financial performance. The agreements covering the credit facility may be terminated without penalty by the Company on May 31, 2002 or the end of any subsequent contract year upon 60 days' notice.

        During 2001, Stage II implemented its strategy for contracting its apparel distribution operations and emphasizing trademark licensing as a means of reducing the costs and inventory risks associated with its core business. This had the adverse but anticipated effect of reducing its financial flexibility by imposing constraints under its factoring arrangements, which provide for the factor to establish credit availability based on the Company's financing requirements and financial performance. The Company's direct borrowings under its credit facility aggregated $2.6 million as of December 31, 2000. These obligations were secured by its inventory and accounts receivable. During 2001, the Company substantially completed a sell off of its remaining inventory and applied sales proceeds to reduce its credit facility debt to $514,000 at year end.

        Because the Company's planned business redirection involves implementation of branding strategies to exploit its existing trademarks and possible acquisitions of trademarks or other intangible assets that would not support additional factor debt, Stage II does not expect the credit facility to provide a source of future financing for the redirection. To the extent additional trademark assets are identified for expansion of its licensing program, the Company would be required to seek external sources of financing other than its credit facility to fund acquisitions.

        As a result of its net losses in three of the last four years and declining shareholders' equity, the Company's common stock could be subject to delisting on the AMEX for failure to meet continuing listing requirements. See "Market for the Company's Common Stock and Related Shareholder Matters—Compliance with AMEX Listing Requirements." In that event, in addition to reduced liquidity in the outstanding common stock and related risks to shareholders, the Company's ability to finance trademark acquisitions or other opportunities through equity transactions could be substantially impaired.

        As of year end, although the Company's shareholders had voted to approve the AOG Transactions, the closing condition for AMEX approval of the Company's listing application for the AOG Shares had not yet been satisfied. The Company satisfied that condition on April 10, 2002 and expects to complete the AOG Transactions before the end of April 2002. Consummation of the AOG Transactions will add $1.5 million to shareholders' equity and working capital of the Company as of the closing date.

        In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensor of its Cross Colourstrademark. See "Legal Proceedings." The settlement is payable in a contemporaneous installment of $335,000 and the balance in January 2003. Substantially all the proceeds are allocable to repayment of loans from RSC to Stage II.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Stage II does not hold any derivative securities or other market rate sensitive instruments. As of December 31, 2001, the Company held foreign bank bonds with an aggregate market value of $6,000. The Company classifies these securities as available-for-sale. Unrealized holding gains and losses on these securities, net of the related tax effect, are excluded from earnings and reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Executive Officers of the Company

        The executive officers of the Company are as follows:

Name	Age	Position	Officer of Stage II Since
Richard Siskind	56	President and Chief Executive Officer	1998
Beverly Roseman	43	Vice President	1998
Jon Siskind	33	Vice President	1998
Galina Sosonko	45	Chief Financial Officer	2001

        A summary of the business experience and background of the Company's officers is set forth below.

        Richard Siskind joined the Company as President, Chief Executive Officer and a director in May 1998. He has been in the apparel business for over 30 years, serving in a variety of roles and positions. By 1977, Mr. Siskind had assumed the position of president of David Small Industries, Inc. In 1982, he co-founded Apparel Exchange, Inc., an affiliated company. Both companies, sold off-price men's, women's and children's apparel and reached sales aggregating over $100 million by 1989. Mr. Siskind sold both companies in 1989. In 1991, he founded RSC. He is a director, sole shareholder and chief executive officer of RSC, which is in the business of purchasing top brand name men's and women's apparel and accessories, and redistributing it to a global clientele of upscale off-price retailers.

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

        Galina Sosonko joined the Company as Chief Financial Officer in October 2001. She has been employed by RSC since 1997, serving initially as Assistant Controller and, since 1999, as Controller. She is a graduate of St. Petersburg University.

        The balance of Part III to this Report is incorporated by reference to the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 1, 2002.

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

  (3)
  Exhibits:

Exhibit Number:	Exhibit
2.1*	Amended and Restated Certificate of Incorporation of the Company
3.2*	By-Laws of the Company
4.1*	Form of Stock Certificate
10.1*	1987 Incentive Stock Option Plan
10.2	1998 Incentive Stock Option Plan
10.3	1998 Nonqualified Stock Option Plan—A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 1-9502) for the quarter ended March 31, 1998)
10.4	1998 Nonqualified Stock Option Plan—B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 1-9502) for the quarter ended March 31, 1998)
10.5	Stock Purchase Agreement dated as of February 26, 1998 among the Company, Jack Clark, Robert Plotkin, Steven R. Clark and Richard Siskind (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-9502) filed on March 2, 1998).
10.6	Management Agreement dated as of February 26, 1998 between the Company and Richard Siskind (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-9502) filed on March 2, 1998).
10.7	Stock Purchase Agreement dated as of August 23, 2001 between the Company and Alpha Omega Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-9502) filed on August 29, 2001).
24.1	Power of Attorney of Richard Siskind, Robert Greenberg, Barry Fertel, Beverly Roseman and Jon Siskind.

*
Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).

        (b) Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2002.

STAGE II APPAREL CORP.

By:	/s/ GALINA SOSONKO Galina Sosonko Chief Financial Officer (Principal Financial and Accounting Officer)	By:	/s/ RICHARD SISKIND Richard Siskind President and Chief Executive Officer (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.

		Title	Date
Richard Siskind, Robert Greenberg, Barry Fertel, Beverly Roseman and Jon Siskind*		Directors
By:	/s/ RICHARD SISKIND *Richard Siskind as attorney-in-fact		April 11, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Stage II Apparel Corp.:

        We have audited the accompanying balance sheets of Stage II Apparel Corp. as of December 31, 2001 and 2000, and the related statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows and the related Schedule II for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stage II Apparel Corp. at December 31, 2001and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ MAHONEY COHEN & COMPANY, CPA, P.C.
New York, New York March 13, 2002, except for Note 13, the date of which is April 11, 2002

STAGE II APPAREL CORP.
BALANCE SHEETS

(In thousands)

	December 31,
	2001	2000
ASSETS:
Current assets:
Cash and cash equivalents	$3	$104
Marketable securities	6	573
Accounts receivable	240	129
Finished goods inventory	35	2,843
Prepaid expenses	—	50

Total current assets	284	3,699
Property and equipment, at cost, less accumulated depreciation	—	28
Goodwill, less accumulated amortization and impairment of $9,614 and 8,154 at December 31, 2001 and 2000, respectively	—	1,460
Trademark, less accumulated amortization of $67 and $39 at December 31, 2001 and 2000, respectively	208	236
Other assets	—	274

TOTAL ASSETS	$492	$5,697

LIABILITIES:
Current liabilities:
Due to factor	$514	$2,636
Note payable to affiliate	403	—
Accounts payable	278	490
Due to affiliate	72	347
Other current liabilities	90	157

Total current liabilities	1,357	3,630

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000 shares authorized; 5,016 shares issued and 4,127 shares outstanding at December 31, 2001 and 2000	50	50
Additional paid-in capital	7,366	7,366
Accumulated deficit	(6,402)	(3,425)

	1,014	3,991
Less treasury stock, at cost; 889 shares at December 31, 2001 and 2000	(1,879)	(1,879)
Accumulated other comprehensive loss	—	(45)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(865)	2,067

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$492	$5,697

See Notes to Financial Statements.

STAGE II APPAREL CORP.
STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
Net sales	$2,855	$9,891	$10,537
Cost of goods sold	3,068	8,158	7,982

Gross profit (loss)	(213)	1,733	2,555
Commission and other income	10	18	97

	(203)	1,751	2,652
Selling, general and administrative expenses	1,404	2,638	2,431
Gain on lease cancellation	—	—	(244)
Loss (gain) on sale of marketable securities	11	(11)	(22)
Impairment of goodwill	1,293	—	—
Gain on settlement of litigation	(116)	—	—

Operating income (loss)	(2,795)	(876)	487
Other income (expenses):
Royalty income	60	100	—
Interest income	9	75	70
Interest and factoring expenses	(218)	(572)	(475)

Income (loss) before income taxes	(2,944)	(1,273)	82
Income taxes	33	7	6

Net income (loss)	$(2,977)	$(1,280)	$76

Basic and diluted net income (loss) per common share:	$(.72)	$(.31)	$.02

Weighted average common shares outstanding	4,127	4,124	4,037

See Notes to Financial Statements.

STAGE II APPAREL CORP.
STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$(2,977)	$(1,280)	$76
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	34	45	(59)
Less: reclassification adjustment for losses (gains) included in net income (loss)	11	(11)	(22)

	45	34	(81)

Comprehensive loss	$(2,932)	$(1,246)	$(5)

See Notes to Financial Statements.

STAGE II APPAREL CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treas. Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance at December 31, 1998	$50	$7,502	$(2,221)	$(2,302)	$2	$3,031
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	(81)	(81)
Issuance of treasury stock for trademark	—	(148)	—	423	—	275
Exercise of stock options	—	9	—	—	—	9
Net income	—	—	76	—	—	76

Balance at December 31, 1999	50	7,363	(2,145)	(1,879)	(79)	3,310
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	34	34
Exercise of stock options	—	3	—	—	—	3
Net loss	—	—	(1,280)	—	—	(1,280)

Balance at December 31, 2000	50	7,366	(3,425)	(1,879)	(45)	2,067
Unrealized gains on securities, net of reclassification adjustment					45	45
Net loss	—	—	(2,977)	—	—	(2,977)

Balance at December 31, 2001	$50	$7,366	$(6,402)	$(1,879)	$—	$(865)

See Notes to Financial Statements.

STAGE II APPAREL CORP.
STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Operating Activities:
Net income (loss)	$(2,977)	$(1,280)	$76
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	209	229	241
Loss on abandonment of fixed assets	14	—	—
Loss (gain) on sale of marketable securities	11	(11)	(22)
Loss (gain) on lease cancellation	—	—	(244)
Impairment of goodwill	1,293	—	—
Writeoff of deferred charges	61	—	—
Changes in assets and liabilities:
Accounts receivable	(111)	264	(290)
Finished goods inventory	2,808	(698)	710
Prepaid expenses	50	12	(8)
Other assets	29	—	—
Accounts payable	(212)	110	(407)
Due to affiliate	(275)	(293)	614
Other current liabilities	(67)	(5)	(219)
Deferred income	—	(100)	100

Net cash provided by (used in) operating activities	833	(1,772)	551

Investing Activities:
Purchase of property and equipment	—	(20)	(11)
Sale of available-for-sale marketable securities	601	205	81
Purchase of available-for-sale marketable securities	—	(68)	(417)
Proceeds from redemption of officer's life insurance	171	—	—
Decrease in cash surrender value	13	246	—

Net cash provided by (used in) investing activities	785	363	(347)

Financing Activities:
Borrowings from factor	262	5,911	4,989
Repayments to factor	(2,384)	(5,092)	(5,503)
Proceeds from loans evidenced by note payable to affiliate	403	—	—
Exercise of stock options	—	3	9

Net cash provided by (used in) financing activities	(1,719)	822	(505)

Net decrease in cash and cash equivalents	(101)	(587)	(301)
Cash and cash equivalents at beginning of year	104	691	992

Cash and cash equivalents at end of year	$3	$104	$691

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$33	$7	$7

Cash paid for interest, excluding factoring fees	$164	$449	$314

Supplemental schedule of noncash investing and financing activities:
Increase (decrease) in allowance for decline in market value of available for sale securities	$(45)	$(34)	$81

Issuance of treasury stock in exchange for trademark	$—	$—	$275

See Notes to Financial Statements.

STAGE II APPAREL CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

        Business Activity.    Stage II Apparel Corp. (the "Company" or "Stage II") has engaged for over thirty years in the design and distribution of casual apparel, activewear and collection sportswear for men and boys. Historically, the Company's product lines were sold primarily to merchandising chains under exclusive and non-exclusive brand name licenses as well as proprietary and private labels. In response to the decline in its apparel distribution business, the Company elected to contract those operations during the last two years as part of a strategy to emphasize trademark licensing while reducing the costs and inventory risks associated with its core business.

        The accompanying financial statements have been prepared assuming Stage II will continue as a going concern. The Company had a working capital deficiency of approximately $1.1 million and a shareholders' deficit of $865,000 as of December 31, 2001, and a net loss of approximately $3 million for the year ended December 31, 2001. As part of its business redirection, Stage II entered into a stock purchase agreement with Alpha Omega Group, Inc., a private investor group ("AOG"), in August 2001 (the "AOG Agreement") for the issuance of 30 million shares of the Company's common stock (the "AOG Shares") at $.05 per share or a total of $1.5 million. The AOG Agreement also provides for various related closing transactions (the "AOG Transactions"), including the reconstitution of the Company's board of directors with designees of AOG, an increase in the Company's authorized common stock to 100 million shares, a change in the name of the Company to "JDC Corporation," transitional services from members of existing management and repricing of outstanding stock options. The AOG Transactions were approved by the shareholders of Stage II at a special meeting on December 27, 2001.

        The closing of the AOG Transactions is subject to approval by the American Stock Exchange of the Company's additional listing application for the AOG Shares. Upon consummation of the AOG Transactions, the Company's new management plans to continue its business redirection through one or more acquisitions with a view toward expanding existing licensing operations and adding compatible business lines. See Note 13—Subsequent Events.

        Revenue Recognition.    Stage II recognizes revenue from all categories of apparel sales at the time merchandise is shipped. Commissions from sales agency operations are recognized when services are provided to customers.

        Goodwill.    The Company's goodwill, representing the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 15 years, the expected periods to be benefited. Stage II assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired products, customers and operations. Stage II recognized an impairment charge of approximately $1.3 million during the fourth quarter of 2001 representing the entire carrying amount of goodwill associated with a 1994 trademark acquisition since the future net cash flows anticipated from use of the trademark did not support the carrying value of the associated goodwill in view of the lack of resources available to promote the trademark.

        Trademark.    The trademark acquired by the Company in 1999 is stated at cost and is amortized using the straight-line method over ten years.

        Asset Impairment under FAS 121.    The Company complies with the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever changes in circumstances such as significant declines in sales, earnings or cash flows or material changes in the business climate indicate that their carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

        In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of. The objectives of SFAS 144, which supercedes SFAS 121, are to develop one accounting model based on the framework established by SFAS 121 for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company's adoption of SFAS 144 in January 2002 is not expected to have a material impact on its financial position or results of operations.

        Cash Equivalents.    The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Marketable Securities.    The Company maintains an account with a brokerage firm containing a money market fund and marketable securities, with balances insured against the brokerage firm's failure for up to $500,000 ($100,000 for cash) by the Securities Investor Protection Corporation. Marketable securities at December 31, 2001 consist of foreign government bonds and consisted at December 31, 2000 of Government National Mortgage Association ("GNMA") bonds, corporate equity and debt securities. The Company classifies its debt and equity securities as available-for-sale and records the securities at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported, until realized, as a component of accumulated other comprehensive income in the equity section of the accompanying financial statements. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

        Finished Goods Inventory.    Finished goods inventory is stated at the lower of cost (first-in, first-out method) or market.

        Property and Equipment.    Property and equipment is recorded at cost. Depreciation and amortization are computed on both the straight-line and accelerated methods, at rates based upon estimated useful lives of 3 to 7 years for furniture, fixtures and equipment and the shorter of the lease term or life of the leasehold improvements. When assets are retired or otherwise disposed of or abandoned, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments are capitalized.

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

        Stock-Based Compensation.    The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note 12—Stock Option Plans.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Comprehensive Income.    The Company follows SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in financial statements.

        Reclassification.    Certain amounts reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

Note 2. Major Customers and Geographic Area Data

        Stage II operates in one industry segment. The Company's apparel sales are made primarily in the United States. Its customers are generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. During 2001, approximately 47% of net sales were made to two customers, and during 2000 and 1999, approximately 10% and 11% of respective net sales were made to one customer.

Note 3. Due to Factor

        Stage II maintains a factoring and credit facility with a financial institution (the "Credit Facility"). The agreement covering the Credit Facility provides for the factor to purchase the Company's accounts receivable that it had preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor is responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor receives a commission under the Credit Facility in an amount less than 1% of the net receivables it purchased. The Credit Facility also provides for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short-term borrowings at a floating interest rate equal to 1/2% above the prime rate (5 1/4% at December 31, 2001). The aggregate amount of letters of credit and borrowings available under the Credit Facility is determined from time to time by the factor based upon the Company's financing requirements and financial performance. The Credit Facility may be terminated without penalty by the Company on May 31, 2002 or the end of any subsequent contract year by either party upon 60 days notice. The Company's obligations under the Credit Facility are payable on demand and secured by its inventory and accounts receivable

        The Company was indebted to the factor under the Credit Facility at December 31, 2001 and 2000 as follows:

	December 31,
	2001	2000
	(In thousands)
Factor advances	$589	3,056
Accounts receivable	(75)	(420)

Net due to factor	$514	$2,636

Note 4. Accounts Receivable

        Accounts receivable, less allowances for returns, discounts and bad debts aggregating $240,000 and $129,000 at December 31, 2001 and 2000, respectively, consist primarily of non-factored receivables and other amounts due from customers for domestic shipments and overseas commissions. Substantially all of the Company's receivables have been pledged to secure the Company's obligations under the Credit Facility. See Note 3—Due to Factor.

Note 5. Property and Equipment

        The major classes of property and equipment are as follows:

	December 31,
	2001	2000
	(In thousands)
Furniture, fixtures and equipment	$230	230
Leasehold improvements	12	12

	242	242
Less accumulated depreciation and amortization	(242)	(214)

Total	$—	$28

Note 6. Marketable Securities

        The following table sets forth the amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at December 31, 2001 and 2000:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
Year ended December 31, 2001:
State of Israel bond	$6	$—	$—	$6

Year ended December 31, 2000:
Asset backed securities maturing 2023-2029	$241	$—	$(3)	$238
Corporate bonds maturing 2003	27	1	—	28
Municipal bonds maturing 2002-2010	78	—	—	78
Equity securities	184	—	(16)	168
GNMA's maturing 2023	76	—	(27)	49
Industrial Development Bank of Israel bonds maturing 2001	6	—	—	6
State of Israel bond	6	—	—	6

Total	$618	$1	$(46)	$573

Note 7. Fair Value of Financial Instruments

        The carrying amounts of financial instruments approximate their fair values as of December 31, 2001 and 2000. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, due to factor, accounts payable, due to affiliate and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts. For marketable securities, fair values are based on quoted market prices at the reporting date for these or similar investments.

Note 8. Leases

        The Company utilizes showroom, office and warehouse space under sublease arrangements with an affiliate. See Note 9—Related Party Transactions. For the years ended December 31, 2001, 2000 and 1999, rent expense charged to operations, including warehouse and distribution charges, aggregated approximately $113,000, $140,000 and $120,000, respectively. The Company has no continuing obligations under these arrangements.

Note 9. Related Party Transactions

        Services by Affiliate.    During 1999, a company controlled by Richard Siskind, the President, Chief Executive Officer and a director of the Company (the "affiliate"), opened letters of credit of approximately $180,000 for the purchase of merchandise by the Company. During 2001, 2000 and 1999, certain employees of the affiliate performed services for the Company at no cost, and the Company shared certain office and warehouse space of the affiliate at no cost. During 2000 and 1999, the Company purchased $1.3 million and $2.2 million, respectively, of inventory from the affiliate and sold $474,000 of inventory to the affiliate during 2000. At December 31, 2001 and 2000, the Company was indebted to the affiliate in the aggregate amounts of $475,000 and $347,000, respectively. In May 2001, the Company issued the affiliate a promissory note evidencing $403,000 of the indebtedness, which bears interest at the rate of 8% per annum. Interest of $21,000 was paid to the affiliate in 2001.

        Lease from Affiliate.    In 1998, the Company entered into an operating lease for showroom space with a company owned by Jon Siskind, an officer and director of the Company and the son of Richard Siskind. See Note 8—Leases. Rent expense charged to operations for this lease was approximately $19,000, $92,000 and $87,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Purchase of Trademark from a Director.    In 1999, Stage II purchased a trademark from a group including one of the Company's outside directors. In payment for the trademark, the Company exchanged 200,000 shares of its common stock from treasury shares with a cost basis of $423,000 and a fair value of $275,000, the difference of which was charged to additional paid in capital.

Note 10. Income Taxes

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Provision for income taxes:
Domestic:
Current:
Federal	$8	$—	$—
State	25	7	6

	$33	$7	$6

        The total provision for income taxes for the years ended December 31, 2001, 2000 and 1999 varied from the United States federal amounts computed by applying the U.S. statutory rate of 34% to pre-tax income (loss) as a result of the following:

	Year Ended December 31,
	2001	Rate	2000	Rate	1999	Rate
	(In thousands, except percentages)
Computed expected tax (benefit)	$(1,004)	34.0%	$(433)	34.0%	$28	34.0%
Utilization of NOL carryforward	—	—	—	—	(28)	(34.0)
State and local income taxes (benefit), net of federal income tax benefit	25	(.8)	7	(.5)	6	7.3
Change in valuation allowance	1,003	(34.0)	429	(33.7)	—	—
Adjustment of previously recorded tax benefit	—	—	3	3.7	30	1.3
Nondeductible expenses for income tax purposes	1	—	4	(.3)	3	3.7
Other	8	(.3)	—	—	(6)	(7.4)

	$33	(1.1)%	$7	(.5)%	$6	7.3%

        The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
	(In thousands)
Current deferred tax assets:
Inventory tax basis greater than financial statement basis	$1	$150
Less valuation allowance	(1)	(150)

Net current deferred tax assets	$—	$—

Long-term deferred tax assets:
Net operating loss carryforward	$4,069	$2,275
Amortization of goodwill and covenant not to compete	1,171	712

Total long-term deferred tax assets	5,240	2,987
Less valuation allowance	(5,240)	(2,987)

Net long-term deferred tax assets	$—	$—

        For the years ended December 31, 2001, 2000 and 1999, the Company recorded net increases (decreases) in the total valuation allowance of $2,104, $549,000 and $(168,000), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $9.7 million expiring through 2021, subject to annual limitations.

Note 11. Commitments and Contingencies

        License Agreements.    The Company's license agreements generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control. Royalty expense for the years ended December 31, 2001, 2000 and 1999 aggregated approximately $18,000, $152,000 and $50,000, respectively.

        The Company was the licensor of its Cross Colours trademark for boys' sportswear apparel under an agreement with a three-year term scheduled to end in 2002. Unpaid minimum royalties to Stage II required under the agreement were $420,000 in 2001 and $660,000 in 2002. The Company brought an action in New York County Supreme Court against the licensee for damages in excess of $1.5 million under the license agreement. See Note 13—Subsequent Events.

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

        Stock option activity under the Plans for each of the three years ended December 31, 2001 is summarized below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 1998	907,500	$.750

Options granted	35,000	1.250
Options canceled	(41,500)	.813

Balance at December 31, 1999	901,000.836

Options granted	35,000.518
Options canceled	(15,000)	1.250

Balance at December 31, 2000	921,000.811
Options granted	115,000.300
Options exercised	—	—
Options canceled	(59,000)	.751

Balance at December 31, 2001	977,000	$.754

Option Exercisable and Available for Grant

Shares Subject to Options Weighted Average Exercise Price Per Share
Exercisable at December 31,
1999	901,000
2000	921,000
2001	977,000
Available for grant at December 31,
1999	399,000
2000	379,000
2001	323,000
Weighted average fair value of options granted during the year ended December 31,
1999	$1.25
2000	.52
2001	.30
Weighted average remaining contractual rights (in months) at December 31, 2001	23.46

        For the years ended December 31, 2001 and 2000, common equivalent shares had an antidilutive effect.

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

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Net income (loss)—as reported	$(2,977)	$(1,280)	$76
Net loss—pro forma	(3,029)	(1,600)	(636)
Earnings (loss) per share—as reported	(.72)	(.31)	.02
Loss per share—pro forma	(.73)	(.39)	(.16)

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

        The weighted average Black-Scholes value of options granted under the stock option plans during 2001, 2000 and 1999 was $.18, $.02 and $.56, respectively. The value was estimated for 2001 using a weighted average expected life of one year, volatility of 172.56% and risk-free interest rate of 4.5%. The value was estimated for 2000 using a weighted average expected life of one year, volatility of 1.95% and risk-free interest rate of 5%. The value was estimated for 1999 using a weighted average expected life of five to seven years, volatility of 108.98% and risk-free interest rate of 6%. The dividend yield was 0% for each of 2001, 2000 and 1999.

Note 13—Subsequent Events

        In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensor of its Cross Colours trademark. See Note 11—Commitments and Contingencies. The settlement is payable in a contemporaneous installment of $335,000 and the balance in January 2003.

        On April 11, 2002, following its receipt of approval from the AMEX for listing the AOG Shares, the Company gave notice to AOG of its satisfaction of the remaining closing condition for the AOG Transactions, and AOG confirmed its obligation to consummate the AOG Transactions within five business days pursuant to the AOG Agreement, including its commitment to purchase 30 million shares of the Company's common stock to AOG for $1.5 million. See Note 1—Summary of Significant Accounting Policies-Business Activities.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

STAGE II APPAREL CORP.

(In thousands)

		Column C Additions
	Column B					Column E
Column A				Column D
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts			Balance at End of Period
				Deductions
Allowance for returns, discounts and bad debts:
Year ended December 31, 2001	$24		$—	$(24	)(1)	$—
Year ended December 31, 2000	17	76	—	(69	)(1)	24
Year ended December 31, 1999	56	—	—	(39	)(1)	17

(1)
Writeoff of uncollectible accounts.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
Quarterly Net Sales (In thousands)
Quarterly Gross Profit (Loss) (In thousands)
Quarterly Net Income (Loss) (In thousands)
Quarterly Net Income (Loss) Per Share
Index to Financial Statements
PART III
PART IV
SIGNATURES
STAGE II APPAREL CORP. BALANCE SHEETS (In thousands)
STAGE II APPAREL CORP. STATEMENTS OF OPERATIONS (In thousands, except per share data)
STAGE II APPAREL CORP. STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
STAGE II APPAREL CORP. STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (In thousands)
STAGE II APPAREL CORP. STATEMENTS OF CASH FLOWS (In thousands)
STAGE II APPAREL CORP. NOTES TO FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS
STAGE II APPAREL CORP. (In thousands)