Form 10-K/A
period 2001-12-31
STAGE II APPAREL CORP
filed 2002-04-30
CIK 811933

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO. 1
TO FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001	Commission File No. 1-9502

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

        The following information was omitted from Part III of the Annual Report on Form 10-K of JKC Group, Inc., formerly Stage II Apparel Corp. (the "Company") for the year ended December 31, 2001 (the "2001 Annual Report") based on the Company's expectation of incorporating the information by reference to a definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2002. In view of the Company's election to defer its 2002 Annual Meeting of Shareholders beyond May 2002, the omitted information is being filed with the Securities and Exchange Commission prior to April 30, 2002 as an amendment to the 2001 Annual Report.

Item 10. Directors and Executive Officers

Change of Control

        On April 16, 2002, the Company issued 30 million shares of its common stock to Alpha Omega Group, Inc., a private investor group ("AOG"), at $.05 per share or a total of $1.5 million. The shares were issued as part of the transactions (the "AOG Transactions") contemplated by the Company's stock purchase agreement with AOG dated as of August 23, 2001 with AOG (the "AOG Agreement"). The shares purchased by AOG and an additional 2.1 million shares issued to AOG's advisor represent 83% and 6%, respectively, of 36,227,267 shares of the Company's common stock outstanding after completion of the AOG Transactions. The AOG Transactions also included:

  •
  The reconstitution of the Company's board of directors (the "Board") with designees of AOG (the "Reconstituted Board")

  •
  An increase in the Company's authorized common stock to 100 million shares

  •
  A change in the name of the Company to JKC Group, Inc. and a related change in the American Stock Exchange ("AMEX") trading symbol for its common stock to "JKC"

  •
  Transitional services from members of existing management, including the continuing services of Richard Siskind as President and a director of the Company, and repricing of outstanding stock options

        The AOG Transactions were approved by the Company's shareholders at a special meeting on December 27, 2001. The closing of the AOG Transactions was subject to approval of the Company's additional listing application for the new shares by the AMEX, which approved the application on April 10, 2002. The Reconstituted Board plans to continue the Company's business redirection through one or more acquisitions, with a view toward expanding existing licensing operations and adding compatible business lines.

Board Reconstitution

        In view of the controlling interest in the Company acquired by AOG, the AOG Agreement provided for the members of the Board to resign at the closing of the AOG Transactions and appoint designees of AOG to serve as their successors until the next annual meeting of shareholders. The Reconstituted Board is comprised of the following AOG designees and Richard Siskind, who was added to the Reconstituted Board by the designees to assist in transitional matters. The Reconstituted Board is divided into two classes serving staggered two-year terms or until their successors are chosen and have qualified.

        Kathryn E. Braithwaite is a chemical engineer with 18 years of experience in the engineering, construction and environmental industries, most recently as Director of Sales and Marketing for Flour Daniel, a major E&C firm, prior to which she served as Vice President of Sales and Marketing for ContractorHub, an Internet exchange for construction goods and services. She has authored numerous technical articles in her field and currently holds a seat on the Energy and Environment Committee of the U.S. Chamber of Commerce. Ms. Braithwaite received a B.S. degree in chemical engineering from the University of Tennessee.

        Richard Geist is President of The Institute of Psychology and Investing, Inc., a management consulting firm. He also publishes a micro-cap market newsletter, Richard Geist's Strategic Investing, and writes independent research reports for small and emerging companies. Dr. Geist serves as an Instructor in the Department of Psychology at Harvard Medical School and as a member of the Faculty of Massachusetts Institute for Psychoanalysis, the Board of Directors of David Derman's Institute of Psychology and Financial Markets and the Editorial Board of the Journal of Psychology and Financial Markets. Dr. Geist received his undergraduate degree and Doctorate in Psychology from Harvard University.

        James J. Thomas II has practiced law since 1976 with Long, Aldridge & Norman, an Atlanta based firm with additional offices in Washington, D.C. Initially focused on business and commercial litigation, his practice has shifted in focus since 1994 to sports and entertainment law. He has also served as outside general counsel to the Professional Karate Association for over 20 years. Mr. Thomas received both his BA and JD degrees from William & Mary, serving as Editor-in-Chief of its Law Review prior to graduating from its law school in 1976.

        Richard Siskind joined the Company as President, Chief Executive Officer and a director in May 1998 after acquiring a controlling interest from three of its founders. He has been in the apparel business for over 30 years, serving in a variety of roles and positions. By 1977, Mr. Siskind had assumed the presidency of David Small Industries, Inc. In 1982, he co-founded Apparel Exchange, Inc., an affiliated company. Both companies sold off-price men's, women's and children's apparel and reached sales aggregating over $100 million by 1989, when both companies were sold. In 1991, he founded R. Siskind and Company, Inc. ("RSC"), which is in the business of purchasing top brand name men's and women's apparel and accessories for redistribution to a global clientele of upscale off-price retailers.

Additional Information about the Board

        Actions by the Board in 2001.    During 2001, the Board took action, either at meetings or by consent, on a total of two occasions. No director attended or participated in fewer than 75% of these meetings or action by consent.

        Committees and Committee Meetings.    The Board has an Audit Committee and a Compensation Committee. Prior to the AOG Transactions, both committees were comprised of Robert Greenberg and Barry Fertel. During 2001, each of these Committees held two meetings. The Reconstituted Board appointed Kathryn E. Braithwaite and Richard Geist to its Audit Committee and James J. Thomas, II and Richard Geist to its Compensation Committee.

        Compensation of Directors.    No fees were paid to directors of the Company during 2001.

        Beneficial Ownership Reporting.    Based on a review of reporting forms filed with the Securities and Exchange Commission by officers and directors of the Company to disclose changes in their beneficial ownership of the Company's common stock, none of the Company's officers or directors failed to file any required reports on a timely basis during 2001.

Item 11. Executive Compensation

Background

        In May 1988, the Company's original founders relinquished their management roles and sold their controlling interests to Richard Siskind, who brought in a new management team from RSC to provide management services and office space to the Company. As part of the transaction (the "1998 Change of Control"), the Company entered into a management agreement with Mr. Siskind, providing for his services as CEO and for support services from other RSC personnel. See "Management Agreements" below.

Compensation of Named Executive Officers

        The following table sets forth the total remuneration paid during the last three years to executive officers of the Company who earned over $100,000 in any of those years.

Summary Compensation Table

Long Term Compensation
Annual Compensation
Name and Principal Position					Option/SAR Awards (#)	All Other Compensation
	Year	Salary	Bonus	Other(1)
Richard Siskind President and CEO	2001 2000 1999	$200,000 200,000 200,000	— — —	— — —	— — —	— — —
Neil Fox(2) Chief Financial Officer	2000	100,000	$3,846	—	—	—

(1)
Perquisites and other benefits did not exceed 10% of any named officer=s total annual salary.

(2)
Served as an executive officer of the Company only during 2000.

Stock Options

        Prior to the AOG Transactions, the Company maintained four stock option plans adopted since 1994 (the "Old Plans"). Three of the Old Plans are compensatory ("Old Compensatory Plans"), designed to supplement or replace employee salaries and director fees with options for an aggregate of up to 2.2 million shares of the Company's common stock. The fourth Old Plan was adopted in connection with the 1998 Change of Control, which included the purchase by Richard Siskind of 1.9 million shares of common stock from the Company's original founders. See "Background," above. As part of that transaction, Mr. Siskind granted options to the founders to reacquire a total of 1.5 million shares from him at exercise prices ranging from $.50 to $1.50 per share (the "Founders Options"), and the Company issued to Mr. Siskind options to purchase up to 1.5 million newly issued shares of common stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised (the "Mirror Options"). Later that year, Founders Options covering 1,350,000 shares of common stock were acquired from the holders by Jon Siskind, a former officer and director of the Company and the son of Richard Siskind.

        During 2001, no options were granted under the Old Plans to the Company's named executive officers. The following table sets forth information as of December 31, 2001 on stock options held by the named executive officers under the Old Compensatory Plans. No dollar value is provided for options listed in the table since the exercise price of the options exceeded the market price for the common stock at year end.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Year End	Value of Unexercised In-the-Money Options at Year End
Richard Siskind	None	N/A	1,300,000	N/A
Neil Fox	None	N/A	20,000	N/A

Employee Benefit Plans

        The Company maintains the Old Compensatory Plans to provide its officers, key employees and directors an opportunity to acquire or increase their proprietary interests in the Company, adding to their incentive to contribute to its performance and growth. The exercise price for options granted under the Old Compensatory Plans is fixed by a Compensation Committee of the Board at 100% of the market price of the common stock on the date of the grant. Each option is exercisable for periods of up to ten years from the date of grant, or three months after termination of employment, with certain exceptions. At December 31, 2001, options to purchase a total of 323,000 shares of common stock were available for future grants under the Old Compensatory Plans.

        Options granted under the Old Compensatory Plans covering a total of 1,877,000 shares of the Company's common stock were outstanding prior to the AOG Transactions at exercise prices ranging from $.30 to $1.00 per share. As part of the AOG Transactions, the Board adopted a new plan (the "Replacement Option Plan") providing for the exchange of each stock option then outstanding with a new option, exercisable for three years thereafter for the same number of shares at an exercise price of $.50 per share or the exercise price of the exchanged option, if less than $.50 per share. Because AOG Transactions constituted a change of control triggering the immediate vesting of any unvested options under the terms of the Old Plans, all of the Replacement Options vested immediately upon issuance. The following table shows options issued under the Replacement Option Plan at the closing of the AOG Transactions in April 2002. Because the exercise prices of all the options exceeded the prevailing market prices for the common stock on the issuance date, no dollar value is presented for the listed options.

Grants Under the Replacement Option Plan

		Old Options				Replacement Options
Name of Holder	Position	Number of Shares Covered		Exercise Price	Dollar Value	Number of Shares Covered	Exercise Price	Dollar Value
Richard Siskind	President and CEO	900,000 400,000 500,000 500,000 476,000	(1) (1) (1)	$.75 ..81 1.50 1.00 ..50 —	— — — — —	900,000 400,000 500,000 500,000 476,000	$.50 ..50 ..50 ..50 ..50	— — — — —
Beverly Roseman	Vice President	75,000 150,000		.81 ..63	— —	75,000 150,000	.50 ..50	— —
Jon Siskind	Vice President	75,000 150,000		.81 ..63	— —	75,000 150,000	.50 ..50	— ..50
Neil Siskind	Vice President	15,000 100,000		.44 ..30	— —	15,000 100,000	.44 ..30	— —
Other Employees (3 persons)		12,000.81			—	12,000.50		—

(1)
Represents Mirror Options, which are exercisable only to the extent of any exercise of the corresponding Founders Options. See "Background" above.

Management Agreements

        Prior to May 2001, the Company and Richard Siskind were parties to a Management Agreement (the "Management Agreement"), providing for Mr. Siskind's employment as President and Chief Executive Officer for a three-year term that began with the 1998 Change of Control. In accordance with the Management Agreement, Mr. Siskind arranged a new credit facility for the Company, part of which he guaranteed, to provide the Company with adequate financial flexibility at lower costs than its prior facility. See "Background" above. Consistent with his objective of reducing the Company's overhead, Mr. Siskind received an annual salary of $200,000 for his services under the Management Agreement. In lieu of salary at a market rate, the Management Agreement provided for his receipt of the Mirror Options and the options issued to him under the other Old Plans.

        As part of the AOG Transactions, the Company entered into a new management agreement with RSC and Richard Siskind (the "AOG Management Agreement") providing for various transitional accommodations and services from RSC and Mr. Siskind for a period of up to five months pending the Company's relocation. These include:

  •
  The Company's continued use of the showroom space within the RSC offices, at no cost to the Company

  •
  Apparel inventory sales services of RSC personnel, also without cost to the Company other than related shipping and warehousing charges plus customary administrative costs and sales commissions

  •
  Restructuring of the Company's indebtedness to RSC to limit its recourse for repayment to proceeds from settlement of the Company's litigation against its domestic licensee of its Cross Colours trademark

  •
  Apparel inventory, litigation management and related services during the transition period from Mr. Siskind, who reserves the right to retain the office and authority of President of Stage II pending the sale of all or substantially all the Company's apparel inventory in place as of the Closing

  •
  A lock up on sales of the Company's common stock held by Mr. Siskind through April 15, 2003

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board is responsible for evaluating compensation arrangements for all officers and key employees and for administering the Company's employee benefit plans. Since May 1998, the Compensation Committee has been comprised of Messrs. Fertel and Greenberg. Neither one of these directors has ever served as an officer of the Company or any of its subsidiaries or had any related party transactions with the Company in 2001, except that the law firm in which Mr. Fertel is a partner provided legal services to the Company during the year.

Compensation Committee Report on Executive Compensation

        Compensation Policy.    During 2001, the Company provided below market compensation for its CEO and no salary for RSC personnel assigned to its operations, as contemplated by the Management Agreement. See "Management Agreements" above. Under its executive compensation structure, the Company has augmented the CEO's salary and provided incentive compensation to its other officers through stock option grants designed to attract and retain qualified executives with interests, as co-owners of the Company, identical to those of its unaffiliated shareholders. The Board's objective, reflected in recommendations by the Compensation Committee, is to integrate these compensation components with the annual and long term performance of the Company as well as the achievements and contributions of the individual executives. In this way, the Committee believes that the Company's compensation program enables it to balance the relationship between compensation and performance in the best interests of the shareholders.

        Salary Reductions.    Commencing in May 1998, current management substantially replaced the members of the Company's prior management, who resigned their positions with the Company between August and October 1998. They were replaced by Richard Siskind as President and CEO, Beverly Roseman and Jon Siskind as Vice Presidents and, during 2001, Neil Siskind as a Vice President and Galina Sosonko as Chief Financial Officer. Each agreed to accept stock options in lieu of any salary until the Company achieved sustained profitability, except that Richard Siskind also received a below market salary of $200,000 in accordance with the Management Agreement.

        Stock Options.    The Committee recommended that the management team added in 1998 receive option grants as the major or sole form of their compensation. In addition to the Mirror Options, which are not compensatory, Richard Siskind was awarded options in 1998 to purchase 900,000 shares of common stock at an exercise price of $.75 per share under one of the Old Compensatory Plans and options to purchase 400,000 shares of common stock at an exercise price of $.8125 per share under a separate Old Plan. Prior to 2001, Beverly Roseman and Jon Siskind were each awarded options to purchase 150,000 shares of common stock at an exercise price of $.625 per share and subsequent options to purchase an additional 75,000 shares of common stock at an exercise price of $.8125 per share a under the Old Compensatory Plans. Since these option packages vested over three years, no additional options were granted to these officers in 2001 or 2000. During 2001 and 2000, Neil Siskind, a son of Richard Siskind, provided executive services to the Company under the Management Agreement and received options to purchase an aggregate of 115,000 shares of common stock at exercise prices ranging from $.30 to $.4375 per share. All of the outstanding options were exchanges under the Replacement Option Plan in April 2002. See "Employee Benefit Plans" above.

        Conclusion.    The Committee believes that the executive compensation policies implemented through its recommendations serve the interest of the Company's shareholders and the long range goals of the Company.

This report has been approved by the following members of the Compensation Committee:	BARRY FERTEL	ROBERT GREENBERG

Report of the Audit Commitee

        The Audit Committee is responsible for monitoring the Company's internal controls and financial reporting process. The Committee held discussions with representatives of Mahoney Cohen & Company, CPA, P.C., the Company's independent auditors ("Mahoney Cohen"), to review the results of its audit of the Company's financial statements for the year ended December 31, 2001 and its evaluation of the Company's internal controls and financial reporting process. Mahoney Cohen also provided the Committee with information relating to its independence. Based on its discussions with Mahoney Cohen and related meetings with Company management, the Committee recommended that the Board approve the financial statements for inclusion in the Company's annual report on Form 10-K for the year ended December 31, 2001 and approve the retention of Mahoney Cohen as independent auditors for 2002.

This report has been approved by the following members of the Compensation Committee:	BARRY FERTEL	ROBERT GREENBERG

Fees Incurred for Services of Mahoney Cohen

        For 2001, the Company incurred $59,769 in fees for audit services rendered by Mahoney Cohen, including review of quarterly statements. Mahoney Cohen did not provide any information technology services to the Company in 2001 but did provide services related to the preparation of federal, state and local tax returns and other related tax matters, for which the Company incurred fees aggregating $14,327 in 2001.

Performance Graph

        The following graph compares the yearly percentage change in the Company's cumulative total shareholder return with the cumulative return (assuming reinvestment of dividends) of (i) the Russell 2,000 Index and (ii) an Apparel Index group as published by Value Line. Inc.

Comparison of Five-Year Cumulative Total Return

Assumes $100, invested at the end of December 1996 in the Company's common stock, the Russell 2000 Index and the Value Line Apparel Index. Also assumes reinvestment of dividends. Source: Value Line, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table shows the amount of common stock beneficially owned as of March 31, 2002 by (1) each person who we know owns beneficially more than 5% of the common stock, (2) each director of the Company, (3) each named executive officer and (4) the directors and named executive officers as a group. The table does not reflect the AOG Transactions consummated in April 2002. (See Directors and Executive Officers—Change of Control.)

5% Shareholders	Address of 5% Beneficial Owners	Common Stock Beneficially Owned		Percentage of Class
Richard Siskind New York, NY 10018	1385 Broadway	3,200,000	(1)	59.0%

Named Executive Officers and Directors

Richard Siskind	3,200,000	(1)	59.0
Barry Fertel	40,000		1.0
Robert Greenberg	190,000		4.6
All named executive officers and directors as a group (6 persons)	3,430,000	(1)	63.2

(1)
Includes a total of 1,300,000 shares issuable upon the exercise of options vested under the Old Compensatory Plans. Excludes shares that may be purchased from Richards Siskind by Jon Siskind upon exercise of Founders Options and shares issuable to Richard Siskind upon exercise of the Mirror Options. See "Executive Compensation—Stock Options."

Item 13. Certain Relationships and Related Transactions

        During 2001, certain employees of RSC, a company controlled by Richard Siskind, the President, Chief Executive Officer and a director and principal shareholder of the Company, performed services for the Company at its cost of approximately 29,000, and the Company shared certain office and warehouse space of RSC at its cost of approximately $72,000. At December 31, 2001, the Company was indebted to RSC in the amount of $475,000. Interest of $21,000 accrued on the debt at 8% was paid to RSC during 2001.

        The Company subleases showroom and office space at 1385 Broadway in New York City from a company owned by Jon Siskind, an officer and director of the Company and the son of Richard Siskind. Rent expense of $19,000 was charged to operations for the sublease during 2001.

        It is the Company's policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties.

QuickLinks

PART III
Summary Compensation Table
Aggregated Option Exercises In Last Fiscal Year and Fiscal Year End Option Values
Grants Under the Replacement Option Plan
Comparison of Five-Year Cumulative Total Return