Form 10-Q
period 2002-03-31
JKC GROUP INC
filed 2002-05-15
CIK 811933

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002	Commission File No. 1-9502

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-3016967 (I.R.S. Employer Identification No.)
1385 Broadway New York, New York (Address of principal executive offices)	10018 (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at April 30, 2002
Common Stock	36,227,267

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)

PART I. FINANCIAL INFORMATION

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS:
Current assets:
Cash	$1	$3
Marketable securities	—	6
Accounts receivable	—	240
Finished goods inventory	8	35
Prepaid expenses and other current assets	41	—

Total current assets	50	284
Trademark, less accumulated amortization of $73 at March 31, 2002 and $67 at December 31, 2001	202	208

TOTAL ASSETS	$252	$492

LIABILITIES:
Current liabilities:
Due to factor	$267	$514
Note payable to affiliate	494	403
Accounts payable	275	278
Due to affiliate	25	72
Other current liabilities	176	90

Total current liabilities	1,237	1,357

COMMITMENTS AND CONTINGENCIES (See Note 3) SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 9,000 shares authorized; 5,016 shares issued and 4,127 shares outstanding at March 31, 2002 and December 31, 2001	50	50
Additional paid-in capital	7,366	7,366
Accumulated deficit	(6,522)	(6,402)

	894	1,014
Less treasury stock, at cost; 889 shares at March 31, 2002 and December 31, 2001	(1,879)	(1,879)

TOTAL SHAREHOLDERS' DEFICIT	(985)	(865)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$252	$492

See Notes to Condensed Financial Statements.

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)

CONDENSED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Net sales	$17	$664
Cost of goods sold	27	659

Gross profit (loss)	(10)	5
Royalty and other income	23	3

	13	8
Selling, general and administrative expenses	148	504

Operating loss	(135)	(496)
Other income (expenses):
Interest income	—	7
Interest and factoring expenses	(15)	(80)
Gain (loss) on sale of marketable securities	30	(35)

Net loss	$(120)	$(604)

Loss per common share:
Basic	$(.03)	$(.15)

Diluted	$(.03)	$(.15)

Weighted average common shares outstanding	4,127	4,127

See Notes to Condensed Financial Statements.

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2001
Net loss	$(120)	$(604)

Other comprehensive income:
Unrealized gains on marketable securities	—	44
Reclassification adjustment for losses (gains) included in net loss	(30)	35

	(30)	79

Comprehensive loss	$(150)	$(525)

See Notes to Condensed Financial Statements.

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
Net cash provided by (used in) operating activities	$118	$(103)
Investing Activities:
Sale or redemption of marketable securities	36	372

Net cash provided by investing activities	36	372
Financing Activities:
Factor financing, net	(247)	(351)
Increase in note payable—affiliate	91	—

Net cash used in financing activities	(156)	(351)

Net decrease in cash	(2)	(82)
Cash at beginning of year	3	104

Cash at end of period	$1	$22

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$2

Cash paid for interest, excluding factoring fees	$5	$70

See Notes to Condensed Financial Statements.

JKC GROUP, INC.
(Formerly STAGE II APPAREL CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

        The accompanying unaudited condensed financial statements of JKC Group, Inc., formerly Stage II Apparel Corp. (the "Company"), have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at March 31, 2002 and its results of operations, comprehensive loss and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2001 and are incorporated herein by reference.

Note 2. Earnings Per Share

        The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS.

Note 3. Commitments and Contingencies

        Claim for Unpaid Royalties.    The Company licensed its Cross Colours trademark for domestic sales of boys' sportswear apparel under an agreement with a three-year term scheduled to end in 2002. In 2000, following the licensee's failure to pay minimum royalties, the Company brought an action in New York County Supreme Court against the licensee for damages in excess of $1.5 million under the license agreement. Minimum royalties to the Company required under the agreement were $420,000 in 2001 and $660,000 in 2002. See Note 4—Subsequent Events.

        Miscellaneous Claims.    Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Note 4. Subsequent Events

        Litigation Settlement.    In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colours trademark. See Note 3—Commitments and Contingencies. The settlement is payable in a contemporaneous installment of $335,000 and the balance in January 2003.

        Equity Infusion.    On April 16, 2002, as part of the planned redirection of its business, the Company completed a $1.5 million equity infusion by Alpha Omega Group, Inc., a private investment group ("AOG"), pursuant to a stock purchase agreement with AOG dated as of August 23, 2001 (the "AOG Agreement"). In accordance with the AOG Agreement, the Company issued 30 million shares of its common stock to AOG at $.05 per share and an additional 2.1 million shares to AOG's advisory firm, representing 83% and 6%, respectively, of 36,227,267 shares of the Company's common stock outstanding after the issuance. The parties also consummated various related transactions covered by the AOG Agreement (the "AOG Transactions"), including the reconstitution of the Company's board of directors with designees of AOG, an increase in the Company's authorized common stock to 100 million shares, transitional services from members of existing management and replacement of outstanding stock options with new options for the same number of shares exercisable for three years at the lower of $.50 per share or the exercise price of the replaced options, a change in the name of the Company to "JKC Group, Inc." and a related change in the American Stock Exchange ("AMEX") trading symbol for its common stock to "JKC," effective April 18, 2002.

        The AOG Transactions were approved by the Company's shareholders at a special meeting on December 27, 2001. The closing of the AOG Transactions was subject to approval of the Company's additional listing application for the shares by the AMEX, which approved the application on April 10, 2002. The Company plans to continue its business redirection by expanding existing licensing operations and adding compatible business lines through acquisitions.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        JKC Group, Inc., formerly Stage II Apparel Corp. (the "Company"), was historically engaged primarily as a distributor of proprietary and licensed brandname casual apparel, activewear and collection sportswear for men and boys. In response to a decline in its apparel distribution operations from increasing softness in the retail market and associated order cancellations, the Company elected to contract those operations during the last two years and emphasize trademark licensing as part of a strategy of reducing the costs and inventory risks associated with its core business.

Business Redirection

        Licensing.    To initiate its business redirection, the Company granted an exclusive license to the Kid's Headquarters division of Wear Me Apparel in October 1999 for domestic distribution of boys' sportswear lines under the Company's Cross Colours label. In January 2001, the Company entered into its first international licensing arrangement with a Japanese apparel company for sales of men's and ladies' apparel under the Cross Colours brand throughout Japan and its territories and possessions.

        In view of timing requirements for the introduction of licensed apparel lines, the Company's licensing program alone was not expected to reverse its financial downturn in the near term. In addition to inherent timing constraints, the Company was faced early in 2000 with unanticipated performance defaults by its domestic licensee under the Cross Colours license agreement. In February 2001, the Company brought an action for unpaid royalties against the licensee. Although the litigation was settled in April 2002 for $535,000, the absence of the anticipated revenue stream during the first two years of the license substantially impaired the Company's financial flexibility for executing its planned business redirection.

        Equity Infusion.    To address these developments, the Company's management entered into various discussions in 2001 for a potential strategic alliance or equity infusion. Those discussions culminated in August 2001 with the execution of a stock purchase agreement (the "AOG Agreement") with Alpha Omega Group, Inc., a private investor group ("AOG"), for the issuance of 30 million shares of the Company's common stock to AOG at $.05 per share or a total of $1.5 million. The AOG Agreement also provided for related closing transactions (the "AOG Transactions"), including the reconstitution of the Company's board of directors with designees of AOG, an increase in the Company's authorized common stock to 100 million shares, a change in the name of the Company to "JKC Group, Inc." and a related change in the American Stock Exchange ("AMEX") trading symbol for its common stock to "JKC," effective April 18, 2002, transitional services from members of existing management and repricing of outstanding stock options.

        The AOG Transactions were approved by the Company's shareholders at a special meeting on December 27, 2001. The closing of the AOG Transactions was completed on April 16, 2002 following AMEX approval of the Company's additional listing application for the new shares. The shares acquired by AOG and an additional 2.1 million shares issued to AOG's advisor represent 83% and 6%, respectively, of the Company's common stock outstanding after the closing of the AOG Transactions. Following the closing, the Company plans to continue its business redirection through one or more acquisitions, with a view toward expanding existing licensing operations and adding compatible business lines.

Results of Operations

        Quarters Ended March 31, 2002 and 2001.    Net sales from the Company's contracted apparel distribution business were $17,000 for the first quarter of 2002, compared to $664,000 in the corresponding quarter of 2001. The decrease primarily reflects a sell off of the Company's remaining apparel inventory as part of its strategy to focus on licensing and related opportunities.

        Cost of goods sold as a percentage of sales increased to 158.8% in the first quarter of 2002 compared to 99.2% in the same quarter last year. Results in both interim periods reflect off price sales of discontinued brands as part of the Company's efforts to redirect its business to focus on licensing and related opportunities.

        The Company received royalties of $23,000 in the first quarter of 2002 from sales of men's and ladies' apparel under the Japanese license of its Cross Colours brand. The licensing arrangement was initiated in January 2001.

        Selling, general and administrative expenses of $148,000 for the first quarter of 2002 decreased by 70.6% from $504,000 for the first quarter of 2001, primarily reflecting a contraction of the Company's apparel distribution business.

        Interest and factoring expenses, net of interest income, aggregated $15,000 or 88.2% of sales in the first quarter of 2002 compared to $73,000 or 11.0% of sales in the corresponding quarter last year. The decrease reflects a reduction in borrowings under the Company's credit facility with its factor. See "Liquidity and Capital Resources—Capital Resources" below.

        The Company recognized net losses of $120,000 or $.03 per share for the first quarter of 2002 and $604,000 or $.15 per share for the same quarter last year, reflecting the foregoing trends. Average common shares outstanding were 4,127,000 in both interim periods.

        The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of operating results to be expected for the full year.

Liquidity and Capital Resources

        Liquidity.    Net cash provided by the Company's operating activities during the first quarter of 2002 aggregated $118,000. The Company's cash position decreased from $3,000 at December 31, 2001 to $1,000 at March 31, 2002.

        Capital Resources.    Prior to the AOG Transactions, the Company maintained a credit facility with the CIT Group/Commercial Services, Inc. The credit facility provided for the factor to purchase the Company's accounts receivable that it preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor was responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor received a commission under the credit facility in an amount less than 1% of the net receivables it purchased. The agreements covering the credit facility also provided for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate.

        The Company's obligations under its credit facility were payable on demand and secured by its inventory and accounts receivable. The aggregate amount of letters of credit and borrowings available under the credit facility were determined from time to time by the factor based upon the Company's financing requirements and financial performance. The agreements covering the credit facility were terminable without penalty by the Company on May 31, 2002 or the end of any subsequent contract year upon 60 days' notice.

        The Company's factoring arrangements provided for the factor to establish credit availability based on the Company's financing requirements and financial performance. Based on these terms, the Company's implementation of its strategy for contracting its apparel distribution operations and emphasizing trademark licensing as a means of reducing the costs and inventory risks associated with its core business had the anticipated effect of reducing its financial flexibility under its credit facility. During 2001, the Company made no new borrowings under the credit facility and applied proceeds from a sell off of substantially all its remaining inventory to reduce its credit facility debt to $514,000 at year end.

        Because the Company's planned business redirection involves implementation of branding strategies to exploit its existing trademarks and possible acquisitions of trademarks or other intangible assets that would not support additional factor debt, the Company does not expect the credit facility to provide a source of future financing for the redirection. In April 2002, upon consummation of the AOG Transactions, the Company elected to terminate the agreements covering the credit facility after applying part of the proceeds from the AOG Transactions to repay the remainder of its outstanding factor debt and fees aggregating $265,000.

        In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colourstrademark. See "Business Redirection—Licensing" above. The settlement is payable in a contemporaneous installment of $335,000 and the balance in January 2003. Substantially all the proceeds are allocable to repayment of the Company's loans from an affiliate of Richard Siskind, a CEO, a director and principal shareholder of the Company.

        Because the Company recognized net losses in three of the last four years, it is required to maintain shareholders' equity of at least $4 million to meet the standards for continuing listing of its common stock on the AMEX. As a result of its recent operating losses and a noncash writeoff of goodwill in the fourth quarter of 2001, the Company had a shareholders' deficit of $865,000 as of year end. The Company was advised by the AMEX in March 2002 that its common stock will be subject to delisting proceedings unless it submits an acceptable plan for regaining compliance with the shareholders' equity requirement by September 30, 2002. The Company will be able to retain AMEX listing for its common stock only if the AMEX determines that the plan reasonably demonstrates the Company's ability to regain compliance by that time, the interim milestones specified in the plan for regaining compliance are timely satisfied and the Company's financial statements as of September 30, 2002 reflect the required increase in shareholders' equity. Failure to meet any of these requirements could result in the immediate institution of delisting proceedings.

        The Company submitted a response to the AMEX in April 2002 with the first phase of its plan for regaining compliance with the listing standards. This phase was completed upon consummation of the AOG Transactions, which added $1.5 million to shareholders' equity. The Company's reconstituted board of directors appointed as part of the AOG Transactions assumed responsibility for implementing the second phase of the compliance plan, which is expected to include the continuation of the

Company's business redirection through one or more acquisitions intended to expand existing licensing operations and add compatible business lines. If these planned initiatives fail to increase the Company's shareholders' equity to at least $4 million by September 30, 2002, an additional equity infusion may be required to reach that threshold. Otherwise, delisting of the Company's common stock could be expected by year end. In that event, in addition to reduced liquidity in the outstanding common stock and related risks to shareholders, the Company's ability to finance trademark acquisitions or other opportunities through equity transactions could be substantially impaired.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The Company does not hold any derivative securities or other market rate sensitive instruments.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8—K.

(a)
Exhibits:

        None

(b)
Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JKC GROUP, INC. (Formerly STAGE II APPAREL CORP.)
Date: May 13, 2002	By:	/s/ RICHARD SISKIND Richard Siskind Chief Executive Officer (Duly Authorized Officer) (Principal Executive Officer)

QuickLinks

  Item 2
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 6. Exhibits and Reports on Form 8—K.