Form 10-Q
period 2002-06-30
JKC GROUP INC
filed 2002-08-14
CIK 811933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002	Commission File No. 1-9502

JKC GROUP, INC.

(Exact name of registrant as specified in its charter)

New York	13-3016967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1385 Broadway New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at July 31, 2002
Common Stock	36,397,267

JKC GROUP, INC.

(Formerly STAGE II APPAREL CORP.)

PART I.  FINANCIAL INFORMATION

JKC GROUP, INC.

(Formerly STAGE II APPAREL CORP.)

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS:
Current assets:
Cash	$866	$3
Marketable securities	—	6
Accounts receivable	8	240
Miscellaneous receivables	200	—
Finished goods inventory	—	35
Prepaid expenses and other current assets	23	—
Total current assets	1,097	284
Trademark, less accumulated amortization of $80 at June 30, 2002 and $67 at December 31, 2001	195	208
TOTAL ASSETS	$1,292	$492

LIABILITIES:
Current liabilities:
Due to factor	$—	$514
Note payable to affiliate	176	403
Accounts payable	41	278
Due to affiliate	6	72
Other current liabilities	67	90
Total current liabilities	290	1,357
COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized at June 30, 2002 and 9,000 shares authorized at December 31, 2001; 36,397 shares issued and outstanding at June 30, 2002 and 5,016 shares issued and 4,127 shares outstanding at December 31, 2001	364	50
Additional paid-in capital	9,513	7,366
Accumulated deficit	(8,875)	(6,402)
	1,002	1,014
Less treasury stock, at cost; none at June 30, 2002 and 889 shares at December 31, 2001	—	(1,879)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,002	(865)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,292	$492

See Notes to Condensed Financial Statements.

JKC GROUP, INC.

(Formerly STAGE II APPAREL CORP.)

CONDENSED STATEMENTS OF LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$4	$1,026	$21	$1,690
Cost of goods sold	8	1,111	$35	1,770

Gross loss	(4)	(85)	(14)	(80)
Royalty and other income	22	18	45	21
	18	(67)	31	(59)

Selling, general and administrative expenses	107	325	255	829
Compensation from replacement options	959	—	959	—
Gain on settlement of litigation, net of legal expenses	(526)	—	(526)	—
Operating loss	(522)	(392)	(657)	(888)

Other income (expenses):
Interest income	1	2	1	9
Interest and factoring expenses	3	(72)	(12)	(152)
Gain on sale of marketable securities	—	36	30	1

Net loss	$(518)	$(426)	$(638)	$(1,030)

Loss per common share:
Basic and diluted	$(.02)	$(.10)	$(.04)	$(.25)

Weighted average common shares outstanding	30,985	4,127	17,630	4,127

See Notes to Condensed Financial Statements.

JKC GROUP, INC.

(Formerly STAGE II APPAREL CORP.)

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income (loss)	$(522)	$(426)	$(638)	$(1,030)

Other comprehensive income (loss):
Unrealized gains on marketable securities	—	30	—	74
Reclassification adjustment for gains included in net loss	—	(36)	(30)	(1)
	—	(6)	(30)	73

Comprehensive income (loss)	$(522)	$(432)	$(668)	$(957)

See Notes to Condensed Financial Statements.

JKC GROUP, INC.

(Formerly STAGE II APPAREL CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2002	2001

Net cash provided by operating activities	$22	618

Investing Activities:
Sale or redemption of marketable securities	36	530
Decrease in cash surrender value	—	63
Net cash provided by investing activities	36	593

Financing Activities:
Factor financing, net	(514)	(1,308)
Issuance of common stock	1,546	—
Increase (decrease) in note payable - affiliate	(227)	56

Net cash provided by (used in) financing activities	805	(1,252)

Net increase (decrease) in cash and cash equivalents	863	(41)
Cash and cash equivalents at beginning of year	3	104

Cash and cash equivalents at end of period	$866	$63

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$5	$18

Cash paid for interest, excluding factoring fees	$6	$121

See Notes to Condensed Financial Statements.

JKC GROUP, INC.

(Formerly STAGE II APPAREL CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The accompanying unaudited condensed financial statements of JKC Group, Inc., formerly Stage II Apparel Corp. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company’s financial position at June 30, 2002 and its results of operations, comprehensive loss and cash flows for the interim periods presented.  The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2001 and are incorporated herein by reference.

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

Note 3.   Commitments and Contingencies

Litigation Settlement.  The Company licensed its Cross Colours trademark for domestic sales of boys’ sportswear apparel under an agreement with a three-year term scheduled to end in 2002.  In 2000, following the licensee’s failure to pay minimum royalties, the Company brought an action in New York County Supreme Court against the licensee for damages in excess of $1.5 million under the license agreement.  Minimum royalties to the Company required under the agreement were $420,000 in 2001 and $660,000 in 2002.  In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee.  The settlement is payable in a contemporaneous installment of $335,000 and the balance of $200,000 in January 2003.  The Company assigned its rights to the January 2003 settlement installment in satisfaction of its remaining obligations under a note payable to an affiliate.

Miscellaneous Claims.  Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company.  In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Note 4. - Equity Infusion

On April 16, 2002, as part of the planned redirection of its business, the Company completed a $1.5 million equity infusion by Alpha Omega Group, Inc., a private investment group (“AOG”), pursuant to a stock purchase agreement with AOG dated as of August 23, 2001 (the “AOG Agreement”).  In accordance with the AOG Agreement, the Company issued 30 million shares of its common stock to AOG at $.05 per share and an additional 2.1 million shares to AOG’s advisory firm, representing 83% and 6%, respectively, of 36,227,267 shares of the Company’s common stock outstanding after the issuance.  The parties also consummated various related transactions covered by the AOG Agreement (the “AOG Transactions”), including the reconstitution of the Company’s board of directors with three designees of AOG, an increase in the Company’s authorized common stock to 100 million shares, transitional services from members of existing management and replacement of outstanding stock options with new options for the same number of shares exercisable for three years at the lower of $.50 per share or the exercise price of the replaced options (the “Replacement Options”), a change in the name of the Company to “JKC Group, Inc.” and a related change in the American Stock Exchange (“AMEX”) trading symbol for its common stock to “JKC,” effective April 18, 2002.

Note 5 - Stock-Based Compensation.

Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the disclosure only alternative is not an available accounting method for the Replacement Options.  Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  Replacement Options covering a total of 1,907,000 shares of the Company’s common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share.  Based on the AMEX closing price of $.99 per share for the common stock on June 30, 2002, the Company recorded compensation expense of $959,000 as of that date, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares.  The compensation expense is subject to quarterly adjustment based on changes in the market price of the Company’s common stock as long as the Replacement Options remain outstanding.

Note 6. - Letter of Intent for Acquisition

On June 5, 2002, the Company entered into a letter of intent with Zi Corporation, a Canadian provider of intelligent interface solutions (“Zi”), for the Company’s purchase of Magic Lantern Communications Ltd. (“MLC”) and its subsidiaries (collectively, the “Lantern Group”).  Founded in 1975, MLC is a Canadian distributor of educational and learning content in video and other electronic formats.  The Lantern Group also provides internet based educational content on a subscription basis through a wholly owned subsidiary of MLC and digital video encoding services on a fee basis through a 75% owned subsidiary of MLC.  See Note 7 - Subsequent Event.

Note 7. - Subsequent Event

On August 2, 2002, the Company entered into a stock purchase agreement (the “ZI Agreement”) with Zi and a wholly owned subsidiary of the Company organized in Canada to facilitate Zi’s tax planning for its sale of the Lantern Group (the “Acquisition Sub”).  The Purchase Agreement provides for the Company’s acquisition of the Lantern Group through the purchase from Zi of all the outstanding capital stock of MagicVision Media Inc., MLC’s parent holding company (“MagicVision”), in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Acquisition Sub’s exchangeable preferred stock (“Exchangeable Shares”).  The Exchangeable Shares are exchangeable for the same number of shares of the Company’s common stock, which would represent 45% of its currently outstanding shares.  Prior to closing, Zi may elect to receive 29,750,000 shares of the Company’s common stock instead of the Exchangeable Shares.  Additional stock and cash consideration or offsets against the Company’s promissory note are provided for under earnout and claw-back arrangements based on the Lantern Group’s post-acquisition operating results.

The Purchase Agreement also provides for related closing transactions, including the addition of three Zi designees to the Company’s board of directors (“Zi Designees”), the reincorporation of the Company from New York to Delaware under the name Magic Lantern Corporation or similar name and approval of a new stock option plan for management of the Lantern Group, MagicVision and the Zi Designees.  The closing of the transactions contemplated by the Zi Agreement is subject to various conditions, including approval of the transactions by holders of a majority of the Company’s outstanding common stock, completion of due diligence and regulatory clearances.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

JKC Group, Inc., formerly Stage II Apparel Corp. (the “Company”), was historically engaged primarily as a distributor of proprietary and licensed brandname casual apparel, activewear and collection sportswear for men and boys.  In response to a decline in its apparel distribution operations from increasing softness in the retail market and associated order cancellations, the Company elected to contract those operations during the last two years and emphasize trademark licensing as part of a strategy of reducing the costs and inventory risks associated with its core business.

Business Redirection

Licensing.  To initiate its business redirection, the Company granted an exclusive license to the Kid’s Headquarters division of Wear Me Apparel in October 1999 for domestic distribution of boys’ sportswear lines under the Company’s Cross Colours label.  In January 2001, the Company entered into its first international licensing arrangement with a Japanese apparel company for sales of men’s and ladies’ apparel under the Cross Colours brand throughout Japan and its territories and possessions.

In view of timing requirements for the introduction of licensed apparel lines, the Company’s licensing program alone was not expected to reverse its financial downturn in the near term.  In addition to inherent timing constraints, the Company was faced early in 2000 with unanticipated performance defaults by its domestic licensee under the Cross Colours license agreement.  In February 2001, the Company brought an action for unpaid royalties against the licensee.  Although the litigation was settled in April 2002 for $535,000, payable $335,000 at the time of settlement and the balance in January 2003, the absence of the anticipated revenue stream during the first two years of the license substantially impaired the Company’s financial flexibility for executing its planned business redirection.

Equity Infusion.  To address these developments, the Company’s management entered into various discussions in 2001 for a potential strategic alliance or equity infusion.  Those discussions culminated in August 2001 with the execution of a stock purchase agreement (the “AOG Agreement”) with Alpha Omega Group, Inc., a private investor group (“AOG”), for the issuance of 30 million shares of the Company’s common stock to AOG at $.05 per share or a total of $1.5 million.  In addition to the equity infusion, the AOG Agreement provided for related closing transactions (collectively, the “AOG Transactions”), including:

•                  Reconstitution of the Company’s board of directors with three designees of AOG;

•                  Increase in the Company’s authorized common stock to 100 million shares;

•                  Transitional services from members of existing management;

•                  Replacement of outstanding stock options with new options for the same number of shares exercisable for three years at the lower of $.50 per share or the exercise price of the replaced options (the “Replacement Options”); and

•                  Change in the name of the Company to “JKC Group, Inc.” and a related change in the American Stock Exchange (“AMEX”) trading symbol for its common stock to “JKC,” effective April 18, 2002.

The AOG Transactions were approved by the Company’s shareholders at a special meeting on December 27, 2001.  The closing of the AOG Transactions was completed on April 16, 2002 following AMEX approval of the Company’s additional listing application for the new shares.  The shares acquired by AOG and an additional 2.1 million shares issued to AOG’s advisor represent 83% and 6%, respectively, of the Company’s common stock outstanding after the closing of the AOG Transactions.  Following the closing, the Company plans to continue its business redirection through one or more acquisitions, with a view toward expanding existing licensing operations and adding compatible business lines.

Stock-Based Compensation.  Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the disclosure only alternative is not an available accounting method for the Replacement Options.  Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  Replacement Options covering a total of 1,907,000 shares of the Company’s common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share.  Based on the AMEX closing price of $.99 per share for the common stock on June 30, 2002, the Company recorded compensation expense of $959,000 as of that date, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares.  The compensation expense is subject to quarterly adjustment based on changes in the market price of the Company’s common stock as long as the Replacement Options remain outstanding.

Pending Acquisition.  Following the closing under the AOG Agreement, the Company continued to pursue its business redirection by exploring potential acquisition opportunities, with a view toward expanding existing licensing operations or adding compatible business lines.  On June 5, 2002, the Company entered into a letter of intent with Zi Corporation, a Canadian provider of intelligent interface solutions (“Zi”), for the Company’s purchase of Magic Lantern Communications Ltd. (“MLC”) and its subsidiaries (collectively, the “Lantern Group”).  Founded in 1975, MLC is a Canadian distributor of educational and learning content in video and other electronic formats.  The Lantern Group also provides internet based educational content on a subscription basis through a wholly owned subsidiary of MLC and digital video encoding services on a fee basis through a 75% owned subsidiary of MLC.

On August 2, 2002, the Company entered into a stock purchase agreement (the “ZI Agreement”) with Zi and a wholly owned subsidiary of the Company organized in Canada to facilitate Zi’s tax planning for its sale of the Lantern Group (the “Acquisition Sub”).  The Purchase Agreement provides for the Company’s acquisition of the Lantern Group through the purchase from Zi of all the outstanding capital stock of MagicVision Media Inc., MLC’s parent holding company (“MagicVision”), in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Acquisition Sub’s exchangeable preferred stock (“Exchangeable Shares”).  The Exchangeable Shares are exchangeable for the same number of shares of the Company’s common stock, which would represent 45% of its currently outstanding shares.  Prior to closing, Zi may elect to receive 29,750,000 shares of the Company’s common stock instead of the Exchangeable Shares.  Additional stock and cash consideration or offsets against the Company’s promissory note are provided for under earnout and claw-back arrangements based on post-acquisition operating results.

The Purchase Agreement also provides for related closing transactions, including the addition of three Zi designees to the Company’s board of directors, the reincorporation of the Company from New York to Delaware under the name Magic Lantern Corporation or similar name and approval of a new stock option plan for management of the Lantern Group.  The closing of the transactions contemplated by the Zi Agreement is subject to various conditions, including approval of the transactions by holders of a majority of the Company’s outstanding common stock, completion of due diligence and regulatory clearances.

Results of Operations

Quarters Ended June 30, 2002 and 2001.  Net sales were $4,000 for the second quarter of 2002 compared to $1.0 million in the corresponding quarter of 2001.  The decrease primarily reflects a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.

Cost of goods sold as a percentage of sales increased to 200% in the second quarter of 2002 compared to 108.3% in the same quarter last year.  Both quarters reflect off-price sales of discontinued brands as part of the Company’s efforts to reduce inventory and redirect its business to focus on licensing opportunities.

Selling, general and administrative (“SG&A”) expenses of $107,000 for the second quarter of 2002 decreased by 67.1% from $325,000 for the second quarter of 2001, primarily reflecting a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.

Interest income, net of factoring expenses, was $4,000 in the second quarter of 2002 compared to factoring expenses, net of interest income, of $70,000 in the corresponding quarter last year, reflecting repayment of amounts outstanding under the Company’s credit facility with its factor from proceeds of the AOG Transactions in April

2002.  See “Business Redirection - Equity Infusion” above and “Liquidity and Capital Resources - Capital Resources.”

Because the issuance of Replacement Options covering a total of 1,907,000 shares of the Company’s common stock as part of the AOG Transactions involved a compensation component that must be expensed under FAS 123, the Company recognized a non-cash charge of $959,000 at June 30, 2002.  The charge reflects the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares on that date.  See “Business Redirection - Stock-Based Compensation.”  The impact of the charge was partially offset by a gain of $526,000 net of legal expenses recorded in the second quarter of 2002 on settlement of the Company’s litigation against the domestic licensee of its Cross Colours trademark.  See “Business Redirection - Licensing.”

The Company recognized a net loss of $518,000 or $.02 per share based on 30.9 million average shares outstanding for the three months ended June 30, 2002, compared to a net loss of $426,000 or $.10 per share based on 4.1 million average shares outstanding for the second quarter of 2001, reflecting the foregoing trends.

Six Months Ended June 30, 2002 and 2001.  Net sales were $21,000 for the first six months of 2002, compared to $1.7 million in the corresponding period in 2001.  The decrease primarily reflects a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.

Cost of goods sold as a percentage of sales increased to 166.7% in the first half of 2002 compared to 104.7% in the same period last year, reflecting off-price sales of discontinued brands as part of the Company’s efforts to reduce inventory and redirect its business to focus on licensing opportunities.

SG&A expenses of $255,000 for the first half of 2002 decreased by 69.2% from $829,000 for the first half of 2001, primarily reflecting a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities.

Interest and factoring expenses, net of interest income, aggregated $11,000 or 52.4% of sales in the first half of 2002 compared to $143,000 or 8.5% of sales in the corresponding period last year, reflecting a reduction in amounts outstanding under the Company’s credit facility with its factor.  See “Liquidity and Capital Resources - Capital Resources” below.

Because the Replacement Options issued as part of the AOG Transaction involve a compensation component that must be expensed under FAS 123, the Company recognized a non-cash charge of $959,000 at June 30, 2002, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares on that date.  See “Business Redirection - Stock-Based Compensation.”  The impact of the charge was partially offset by a gain of $526,000 net of legal expenses recorded in the second quarter of 2002 on settlement of the Company’s litigation against the domestic licensee of its Cross Colours trademark.  See “Business Redirection - Licensing.”

The Company recognized a net loss of $638,000 or $.04 per share based on 17.5 million average shares outstanding for the six months ended June 30, 2002, compared to a net loss of $1.0 million or $.25 per share based on 4.1 million average shares outstanding for the first half of 2001, reflecting the foregoing trends.

Liquidity and Capital Resources

Liquidity.  The Company’s cash position increased to $866,000 at June 30, 2002, compared to $3,000 at December 31, 2001.  The increase primarily reflects the Company’s net proceeds from the AOG Transactions and its receipt of $335,000 in litigation settlement proceeds.  See “Business Redirection – Equity Infusion” and “- Licensing.”

Capital Resources.  Prior to the AOG Transactions, the Company maintained a credit facility with the CIT Group/Commercial Services, Inc.  The credit facility provided for the factor to purchase the Company’s accounts receivable that it preapproved, without recourse, except in cases of merchandise returns or billing or merchandise disputes in the normal course of business.  In addition, the factor was responsible for the accounting and collection of all accounts receivable sold to it by the Company.  The factor received a commission under the credit facility in an amount less than 1% of the net receivables it purchased.  The agreements covering the credit facility also provided for the issuance of letters of credit to fund the Company’s foreign manufacturing orders and for short term borrowings at a floating interest rate equal to 1/2% above the prime rate.

The Company’s obligations under its credit facility were payable on demand and secured by its inventory and accounts receivable.  The aggregate amount of letters of credit and borrowings available under the credit facility were determined from time to time by the factor based upon the Company’s financing requirements and financial performance.  The agreements covering the credit facility were terminable without penalty by the Company on May 31, 2002 or the end of any subsequent contract year upon 60 days’ notice.

The Company’s factoring arrangements provided for the factor to establish credit availability based on the Company’s financing requirements and financial performance.  Based on these terms, the Company’s implementation of its strategy for contracting its apparel distribution operations and emphasizing trademark licensing as a means of reducing the costs and inventory risks associated with its core business had the anticipated effect of reducing its financial flexibility under its credit facility.  During 2001, the Company made no new borrowings under the credit facility and applied proceeds from a sell off of substantially all its remaining inventory to reduce its credit facility debt to $514,000 at year end.

Because the Company’s planned business redirection involves implementation of branding strategies to exploit its existing trademarks and possible acquisitions of trademarks or other intangible assets that would not support additional factor debt, the Company did not expect the credit facility to provide a source of future financing for the redirection.  In April 2002, upon consummation of the AOG Transactions, the Company elected to terminate the agreements covering the credit facility after applying part of the proceeds from the AOG Transactions to repay the remainder of its outstanding factor debt and fees aggregating $265,000.

In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colours trademark.  See “Business Redirection - Licensing” above.  The Company received an installment of $335,000 at the time of settlement, and the balance is due in January 2003.  The Company assigned its rights to the January 2003 settlement installment in satisfaction of its outstanding notes evidencing advances from an affiliate of Richard Siskind, a director, principal shareholder and the CEO of the Company.

The Company expects to account for its pending acquisition of the Lantern Group under the purchase method.  See “Business Redirection - Pending Acquisition.”  Upon the closing of the transactions contemplated by the Zi Agreement, the Company will allocate the purchase price for the acquired businesses among their assets and liabilities.  The purchase price consists of a three-year note in the amount of $3,000,000 issuable by the Company and 29,750,000 shares of subsidiary stock exchangeable for the same number of shares of the Company’s common stock, valued for this purpose at $9,223,000 based on its closing price immediately preceding the party’s signing of a letter of intent for the transaction in June 2002.

In March 2002, the Company was advised by the AMEX that its common stock will be subject to delisting proceedings unless it submitted an acceptable plan for regaining compliance with the applicable shareholders’ equity requirement of $4 million by September 30, 2002.  The Company submitted a response to the AMEX in April 2002 with the first phase of its plan for regaining compliance with the listing standards.  That phase was completed in April 2002 with the $1.5 million equity infusion under the AOG Agreement.

In June 2002, the AMEX granted the Company an extension for continuation of its AMEX listing through September  30, 2002 based on the second phase of its plan for increasing shareholders’ equity through the proposed Lantern Group acquisition.  If timely completed, the acquisition will increase the Company’s shareholders’ equity substantially above $4 million and satisfy its plan for regaining compliance with AMEX standards for the continued listing of its common stock.  If the Company fails to progress with or complete the planned acquisition or any comparable alternative for increasing its shareholders’ equity to that level by September 30, 2002, its common stock will be subject to delisting by the AMEX.  In that event, in addition to reduced liquidity in the outstanding common stock and related risks to shareholders, the Company’s ability to finance trademark acquisitions or other opportunities through equity transactions could be substantially impaired.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8 - K.

(a)           Exhibits:

Exhibit Number:	Exhibit

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K.

•                    Current Report on Form 8-K dated April 16, 2002 regarding completion of the transactions contemplated by the AOG Agreement.

•                    Current Report on Form 8-K dated June 14, 2002 regarding AMEX extension of continuation of common stock listing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JKC GROUP, INC.

Date: August 13, 2002	By:	/s/ Richard Siskind
Richard Siskind
Chief Executive Officer
(Duly Authorized Officer)
(Principal Executive Officer)