Form 10-Q
period 2002-09-30
JKC GROUP INC
filed 2002-11-14
CIK 811933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002	Commission File No. 1-9502

MAGIC LANTERN GROUP, INC.

(formerly, JKC Group, Inc.)

(Exact name of registrant as specified in its charter)

New York	13-3016967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1385 Broadway New York, New York

10018

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 11, 2002

Common Stock	66,147,267

MAGIC LANTERN GROUP, INC.

(formerly JKC Group, Inc.)

PART I.  FINANCIAL INFORMATION

MAGIC LANTERN GROUP, INC.

(formerly JKC Group. Inc.)

CONDENSED BALANCE SHEETS

(In thousands)

	Sept. 30, 2002	Dec. 31, 2001
	(Unaudited)
ASSETS:
Current assets:
Cash	$719	$3
Marketable securities	—	6
Accounts receivable	12	240
Miscellaneous receivables	200	—
Finished goods inventory	—	35
Prepaid expenses and other current assets	58	—
Total current assets	989	284
Trademark, less accumulated amortization of $87 at Sept. 30, 2002 and $67 at Dec. 31, 2001	188	208
Deferred acquisition costs	102	—
TOTAL ASSETS	$1,279	$492

LIABILITIES:
Current liabilities:
Due to factor	$—	$514
Note payable to affiliate	176	403
Accounts payable	89	278
Due to affiliate	2	72
Other current liabilities	84	90
Total current liabilities	351	1,357
COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000 shares authorized at Sept. 30, 2002 and 9,000 shares authorized at Dec. 31, 2001; 36,397 shares issued and outstanding at Sept. 30, 2002 and 5,016 shares issued and 4,127 shares outstanding at Dec. 31, 2001	364	50
Additional paid-in capital	8,576	7,366
Accumulated deficit	(8,012)	(6,402)
	928	1,014
Less treasury stock, at cost; none at Sept. 30, 2002 and 889 shares at Dec. 31, 2001	—	(1,879)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT) (See Note 7)	928	(865)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,279	$492

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

(formerly JKC Group. Inc.)

CONDENSED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$—	$647	$21	$2,337
Cost of goods sold	—	741	$35	2,511

Gross loss	—	(94)	(14)	(174)
Royalty and other income	22	25	67	46
	22	(69)	53	(128)

Selling, general and administrative expenses	94	154	349	983
Compensation expense (adjustment) from replacement options	(937)	—	22	—
Gain on settlement of litigation, net of legal expenses	—	—	(526)	—
Operating income (loss)	865	(223)	208	(1,111)

Other income (expenses):
Interest income	—	1	1	10
Interest and factoring expenses	(3)	(39)	(15)	(192)
Gain (loss) on sale of marketable securities	—	(8)	30	(7)

Net income (loss)	$862	$(269)	$224	$(1,300)

Income (loss) per common share:
Basic and diluted	$.02	$(.07)	$.01	$(.31)

Weighted average common shares outstanding:
Basic	36,397	4,127	23,955	4,127
Diluted	37,360	4,127	24,000	4,127

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

(formerly JKC Group. Inc.)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss)	$862	$(269)	$224	$(1,300)

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	—	(45)	—	29
Reclassification adjustment for gains (losses) included in net income (loss)	—	8	(30)	7
	—	(37)	(30)	36

Comprehensive income (loss)	$862	$(306)	$194	$(1,264)

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

(formerly JKC Group. Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2001

Net cash provided by (used in) operating activities	$(125)	1,137

Investing Activities:
Sale or redemption of marketable securities	36	559
Decrease in cash surrender value	—	46
Net cash provided by investing activities	36	605

Financing Activities:
Factor financing, net	(514)	(1,900)
Issuance of common stock	1,546	—
Increase (decrease) in note payable - affiliate	(227)	65

Net cash provided by (used in) financing activities	805	(1,835)

Net increase (decrease) in cash and cash equivalents	716	(93)
Cash and cash equivalents at beginning of year	3	104

Cash and cash equivalents at end of period	$719	$11

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7	$18

Cash paid for interest, excluding factoring fees	$6	$150

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

(formerly JKC Group. Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The accompanying unaudited condensed financial statements of Magic Lantern Group, Inc., formerly JKC Group, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company’s financial position at September 30, 2002 and its results of operations, comprehensive income (loss) and cash flows for the interim periods presented.  The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2001 and are incorporated herein by reference.

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

Note 3.  Commitments and Contingencies

Litigation Settlement.  The Company licensed its Cross Colours trademark for domestic sales of boys’ sportswear apparel under an agreement with a three-year term scheduled to end in 2002.  In 2000, following the licensee’s failure to pay minimum royalties, the Company brought an action in New York County Supreme Court against the licensee for damages in excess of $1.5 million under the license agreement.  Minimum royalties to the Company required under the agreement were $420,000 in 2001 and $660,000 in 2002.  In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee.  The settlement is payable in a contemporaneous installment of $335,000 and the balance of $200,000 in January 2003.  The Company assigned its rights to the January 2003 settlement installment in satisfaction of its remaining obligations under notes payable to an affiliate.

Miscellaneous Claims.  Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company.  In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Note 4. - Equity Infusion

On April 16, 2002, as part of the planned redirection of its business, the Company completed a $1.5 million equity infusion by Alpha Omega Group, Inc., a private investment group (“AOG”), pursuant to a stock purchase agreement with AOG dated as of August 23, 2001 (the “AOG Agreement”).  In accordance with the AOG Agreement, the Company issued 30 million shares of its common stock to AOG at $.05 per share and an additional 2.1 million shares to AOG’s advisory firm, representing 83% and 6%, respectively, of 36,227,267 common shares outstanding after the issuance.  The parties also consummated various related transactions covered by the AOG Agreement (collectively with the equity infusion, the “AOG Transactions”), including the reconstitution of the Company’s board of directors with three designees of AOG, an increase in the Company’s authorized common stock to 100 million shares, transitional services from members of existing management and replacement of outstanding stock options with new options for the same number of shares exercisable for three years at the lower of $.50 per share or the exercise price of the replaced options (the “Replacement Options”), a change in the name of the Company to “JKC Group, Inc.” and a related change in the American Stock Exchange (“AMEX”) trading symbol for its common stock to “JKC,” effective April 18, 2002.

Note 5 - Stock-Based Compensation.

Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No.  123, Accounting for Stock-Based Compensation (“FAS 123”), the disclosure only alternative is not an available accounting method for the Replacement Options.  Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  Replacement Options covering a total of 1,877,000 shares of the Company’s common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share.  Based on the AMEX closing price of $.99 per share for the common stock on June 30, 2002, the Company recorded compensation expense of $959,000 for the six months ended on that date, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares.  On September 30, 2002, the closing price of the Company’s common stock on the AMEX was $.48 per share.  The decrease in market price from the end of the prior quarter resulted in a downward adjustment of $937,000 as of September 30, 2002 to the previously recorded compensation expense, resulting in compensation expense of $22,000 for the nine months ended on that date.  As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company’s common stock.

Note 6. - Agreement for Acquisition of Lantern Group

On August 2, 2002, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Zi Corporation, a Canadian provider of intelligent interface solutions (“Zi”), for the Company’s purchase of Magic Lantern Communications Ltd. (“MLC”) and its subsidiaries (collectively, the “Lantern Group”).  Founded in 1975, MLC is a Canadian distributor of educational and learning content in video and other electronic formats.  The Lantern Group also provides internet based educational content on a subscription basis through a wholly owned subsidiary of MLC and digital video encoding services on a fee basis through a 75% owned subsidiary of MLC.

The Purchase Agreement provides for the Company’s acquisition of the Lantern Group through the purchase from Zi of all the outstanding capital stock of MagicVision Media Inc., MLC’s parent holding company (“MagicVision”), in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company’s common stock, representing 45% of its common shares outstanding after giving effect to the transaction.  Additional stock and cash consideration or offsets against the Company’s promissory note are provided for in the Purchase Agreement under earnout and claw-back arrangements based on the Lantern Group’s post-acquisition operating results.

The Purchase Agreement also provides for related closing transactions, including the addition of three Zi designees to the Company’s board of directors, a change in the Company’s corporate name to include the Magic Lantern trade name and a new stock option plan primarily for management of the Lantern Group.  The closing of the transactions contemplated by the Purchase Agreement is subject to various conditions, including approval of the transactions by the Company’s shareholders, completion of due diligence and regulatory clearances.  See Note 7 - Subsequent Event.

Note 7. - Subsequent Event

On November 7, 2002, the Company and Zi consummated the transactions contemplated by the Purchase Agreement following approval of the transactions by the Company’s shareholders.  The transactions included a change in the Company’s corporate name to Magic Lantern Group, Inc. and a related change in the AMEX trading symbol for its common stock to “GML,” effective November 8, 2002.  The Company will account for its acquisition of the Lantern Group under the purchase method.  The purchase price for the acquired businesses will be allocated among their assets and liabilities as of the closing date.  For this purpose, the 29,750,000 shares of the Company’s common stock issued to Zi as part of the purchase price for the acquired businesses will be valued based on their market price in June 2002 when the terms of the transaction were established in a letter of intent between the parties.  Based on the market price of $.31 per share for the Company’s common stock at that time, the total purchase price and related transaction costs without regard to any adjustments for post-acquisition operating results aggregated approximately $12,323,000, of which approximately $7,656,000 will be allocated to goodwill based on preliminary valuations.

The following unaudited pro forma financial information has been prepared to illustrate the estimated effect of the Lantern Group acquisition.  The Pro Forma Consolidated Statements of Operations give pro forma effect to the acquisition of the Lantern Group as if it had occurred on January 1, 2001.  The loss per share information contained in the Pro Forma Consolidated Statements of Operations also reflects the AOG Transactions as if they had been completed on January 1, 2001.  The Pro Forma Consolidated Balance Sheet gives pro forma effect to the acquisition of the Lantern Group as if it had occurred on September 30, 2002.

The Pro Forma Consolidated Financial Statements do not purport to be indicative of the results of operations or the financial position of the Company that would have been obtained if the transactions had been completed as of the assumed dates and for the periods presented or that may be obtained in the future.  The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that the Company believes are reasonable.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2002

(In thousands)

	Company 9/30/02	Lantern Group 9/30/02	Pro Forma Adjustments	Pro Forma Consolidated Company
			(a)
Assets:
Cash and cash equivalents	$719	$220		$939
Accounts receivable	12	463		475
Miscellaneous receivables	200	—		200
Inventory	—	63		63
Prepaid expenses and other current assets	58	102		160
Total current assets	989	848		1,837
Property and equipment, net	—	873		873
Intangible assets	188	1,463	$2,695	4,346
Goodwill	—	—	7,656	7,656
Other assets	102	55		157
Total assets	$1,279	$3,239	$10,351	$14,869
Liabilities:
Bank overdraft	$—	$9	$	$9
Current portion of long term debt	—	456		456
Notes payable to affiliate	176	—		176
Accounts payable	89	305		394
Due to affiliate	2	—		2
Other current liabilities	84	448	100	632
Total current liabilities	351	1,218	100	1,669
Notes payable	—	—	3,000	3,000
Due to parent	—	1,265	(1,265)	—
Long term debt, net of current portion	—	49		49
Total long-term liabilities	—	1,314	1,735	3,049
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	364	4,237	298
			(4,237)	662
Additional paid-in capital	8,576	—	8,925	17,501
Accumulated deficit	(8,012)	(3,570)	3,570	(8,012)
Accumulated other comprehensive income (loss)	—	40	(40)	—
Total shareholders’ equity	928	707	8,516	10,151
Total liabilities and shareholders’ equity	$1,279	$3,239	$10,351	$14,869

(a)           The pro forma goodwill of $7,656,000 represents the excess of the purchase price of $12,323,000 above the fair value of $4,667,000 for the acquired net assets, which is based on estimates by management and includes the fair value of intangible assets estimated at $4,158,000 and the contribution to capital by Zi of $1,265,000 due to parent.  The purchase price consists of a three-year note of the Company in the amount of $3,000,000 and 29,750,000 shares of its common stock, valued at $9,223,000, plus $100,000 of estimated acquisition costs, resulting in common stock stated capital of $298,000 and additional paid-in capital of $8,925,000.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(In thousands, except per share data)

	Company Ended 9/30/02	Lantern Group Ended 9/30/02	Pro Forma Adjustments	Pro Forma Consolidated Company
			(b)(c)	(a)(d)(e)

Net sales	$21	$1,842		$1,863
Cost of goods sold	35	693		728
Gross profit (loss)	(14)	1,149		1,135
Royalty and other income	67	—		67
	53	1,149		1,202
Selling, general and administrative expenses	328	2,143		2,471
Depreciation and amortization	21	341	$485	847
Compensation adjustment for replacement options	22	—		22
Gain on settlement of litigation, net of expenses	(526)	—		(526)
Write-off of loan receivable	—	104		104
Write-off of goodwill	—	18		18
Operating income (loss)	208	(1,457)	(485)	(1,734)
Other income (expense)
Gain (loss) on sale of marketable securities	30	—		30
Interest, bank fees and factoring expenses, net	(14)	(64)	(113)	(191)
Net income (loss)	$224	$(1,521)	$(598)	$(1,895)
Net income (loss) per common share	$.01			$(.03)
Weighted average common shares outstanding	23,955			66,122

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001
(In thousands, except per share data)

	Company Ended 12/31/01	Lantern Group Ended 11/30/01	Pro Forma Adjustments	Pro Forma Consolidated Company
			(c)(d)	(a)(e)

Net sales	$2,855	$2,682	$	$5,537
Cost of goods sold	3,068	992		4,060
Gross profit (loss)	(213)	1,690		1,477
Royalty and other income	70	—		70
	(143)	1,690		1,547
Selling, general and administrative expenses	1,195	2,198		3,393
Depreciation and amortization	209	245	796	1,250
Loss on sale of marketable securities	11	—		11
Impairment of goodwill	1,293	—		1,293
Gain on settlement of litigation	(116)	—		(116)
Operating loss	(2,735)	(753)	(796)	(4,284)
Other expense:
Interest, bank fees and factoring expenses, net	(209)	(38)	(150)	(397)
Loss before taxes	(2,944)	(791)	(946)	(4,681)
Income taxes	33	—		33
Net loss	$(2,977)	$(791)	$(946)	$(4,714)
Net loss per common share	$(.72)			$(.07)
Weighted average common shares outstanding	4,127			65,977

(a)           The pro forma statements of operations assume that the Company’s acquisition of the Lantern Group occurred on January 1, 2001.  For purposes of the pro forma statement of operations for the year ended December 31, 2001, the Company’s historical statement of operations for that calendar year were combined with the Lantern Group’s historical statement of operations for the twelve months ended November 30, 2001.  For purposes of the pro forma statement of operations for the nine months ended September 30, 2002, the Company’s historical statement of operations for the nine months ended September 30, 2002 were combined with the Lantern Group’s historical statement of operations for the nine months ended September  30, 2002.

(b)           The Company will account for the acquisition of the Lantern Group by allocating the total purchase price to the tangible and intangible assets and liabilities of the Lantern Group based upon valuations and other studies not yet finalized.  The actual allocation of purchase price and the resulting effect on income (loss) from operations may differ significantly from the pro forma amounts included herein.  For pro forma purposes, amortization of goodwill was not recorded for the year ended December 31, 2001 or the nine months ended September 30, 2002.

(c)           Zi acquired the Lantern Group from its prior owner on March 18, 2002 for $1,359,000 (including transaction costs), plus 100,000 common shares of Zi valued at  $499,000.  The pro forma statement of operations assumes that the acquisition of the Lantern Group by Zi took place on December 1, 2000 (due to the November 30, 2001 fiscal year end of MLC), and that the Company’s acquisition of the Lantern Group took place on January 1, 2001.  The write-up of acquired fixed assets and intangible assets and the timing associated with the assumed acquisition dates resulted in additional pro forma depreciation and amortization expense of $796,000 for the year ending December 31, 2001 and $528,000 for the nine months ended September 30, 2002, of which $43,000 relating to the Zi acquisition was already reflected in the historical financial statements of the Lantern Group for the interim period.  For pro forma purposes, amortization of intangible assets is based on a six year useful life using the straight-line method of amortization, and depreciation of the write-up of fixed assets is based on an accelerated method of depreciation.

(d)           The pro forma consolidated statements of operations reflect additional interest expense assuming the acquisition of the Lantern Group by the Company took place December 1, 2000.  The purchase price for the acquisition includes a three-year note issuable by the Company in the principal amount of $3,000,000, bearing interest at 5% per annum.  For pro forma purposes, additional interest expense of $150,000 and $113,000 has been recorded for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively.

(e)           The pro forma additional shares used in calculating pro forma net loss per share for the year ended December 31, 2001 and the nine months ended September 30, 2002 reflects the 29,750,000 shares of the Company’s common stock issued to Zi as part of the purchase price for the acquisition of the Lantern Group, assuming the acquisition took place January 1, 2001.  The pro forma net loss per share for these periods also reflects the Company’s issuance of 32,100,000 shares of its common stock for $1,500,000 in the AOG Transactions on April 16, 2002, assuming the shares were issued January 1, 2001.  Based on the intended use of these proceeds, no pro forma interest expense savings has been reflected for these periods.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Magic Lantern Group, Inc., formerly JKC Group, Inc. (the “Company”), was engaged for over 20 years primarily as a distributor of proprietary and licensed brandname casual apparel, activewear and collection sportswear for men and boys.  In response to a decline in its apparel distribution operations, the Company elected to contract those operations during the last two years as part of a strategy of reducing the costs and inventory risks associated with its historical core business and repositioning the Company through one or more acquisitions, with a view toward expanding existing licensing operations and adding compatible business lines (the “Business Redirection”).

Business Redirection

Licensing.  To initiate the Business Redirection, the Company granted an exclusive license to a large apparel company in October 1999 for domestic distribution of boys’ sportswear lines under its Cross Colours label.  In January 2001, the Company entered into our first international licensing arrangement with a Japanese apparel company for sales of men’s and ladies’ apparel under the Cross Colours brand throughout Japan and its territories and possessions.  In view of timing requirements for the introduction of new apparel lines, the licensing program alone was not expected to reverse the Company’s financial downturn in the near term.  In addition to inherent timing constraints, the Company was faced with unanticipated performance defaults by its domestic licensee early in 2000.  In February 2001, the Company brought an action for unpaid royalties against the licensee.  Although the litigation was settled in April 2002 for $535,000, payable $335,000 at the time of settlement and the balance in January 2003, the absence of the anticipated revenue stream during the first two years of the license substantially impaired the Company’s financial flexibility for executing its planned Business Redirection.

Equity Infusion.  To address these developments, management entered into various discussions in 2001 for a potential strategic alliance or equity infusion.  Those discussions culminated in August 2001 with the execution of a stock purchase agreement with Alpha Omega Group, a private investment group (“AOG”), for the issuance of 30 million shares of the Company’s common stock to AOG at $.05 per share or a total of $1.5 million.  The agreement also provided for related closing transactions (collectively with the equity infusion, the “AOG Transactions”), including the addition of three designees of AOG to the Company’s board of directors , an increase in its authorized common stock to 100 million shares, a change in its name to “JKC Group, Inc.” and a related change in the trading symbol for its common stock on the American Stock Exchange (the “AMEX”) to “JKC,” effective April 18, 2002, transitional services from members of incumbent management and repricing of outstanding stock options (the “Replacement Options”).

The AOG Transactions were approved by the Company’s shareholders at a special meeting on December 27, 2001 and were completed on April 16, 2002 following AMEX approval of its additional listing application for the new shares.  The shares acquired by AOG and an additional 2.1 million shares issued to its advisor as part of the AOG Transactions represented 83% and 6%, respectively, of the Company’s common stock outstanding after the closing of the AOG Transactions.  In addition to the equity infusion, the reconstitution of the Company’s board of directors with AOG designees as part of the AOG Transactions added substantial expertise to assist in the planned Business Redirection.

Stock-Based Compensation.  Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the disclosure only alternative is not an available accounting method for the Replacement Options.  See “Equity Infusion” above.  Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options.  Replacement Options covering a total of 1,877,000 shares of the Company’s common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share.  Based on the AMEX closing price of $.99 per share for the common stock on June 30, 2002, the Company recorded compensation expense of $959,000 for the six months ended on that date, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares.  On September 30, 2002, the closing price of the Company’s common stock on the AMEX was $.48 per share.  The decrease in market price from the end of the prior quarter resulted in a downward adjustment of $937,000 as of September 30, 2002 to the previously recorded compensation expense, resulting in compensation expense of $22,000 for the nine months ended on that date.  As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company’s common stock

Lantern Group Acquisition.  Following the closing of the AOG Transactions, the Company continued to pursue its Business Redirection by exploring acquisition opportunities, with a view toward expanding existing licensing operations or adding compatible business lines.  On August 2, 2002, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Zi Corporation, a Canadian provider of intelligent interface solutions (“Zi”), for the Company’s purchase of Magic Lantern Communications Ltd. (“MLC”) and its subsidiaries (collectively, the “Lantern Group”).

Founded in 1975, the Lantern Group is a Canadian distributor of educational and learning content in video and other electronic formats.  MLC has exclusive distribution rights to over 300 film producers representing over 14,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada.  Its library includes content from numerous producers, including Disney Educational, Annenberg / CPB and CTV Television.  Tutorbuddy Inc., a 100% owned subsidiary of MLC, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents.  Sonoptic Technologies Inc., a 75% owned subsidiary of MLC, provides digital video encoding services and has developed a proprietary videobase indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content.  The Lantern Group is headquartered near Toronto, Canada with offices in Saint John, New Brunswick and Vancouver, British Columbia.

MLC was acquired in October 1996 by NTN Interactive Network Inc. (“NTN”).  In March 2002, members of MLC’s management formed MagicVision Media Inc. (“MagicVision”) to acquire 100% of MLC’s capital stock from NTN and contemporaneously sold their interests to Zi for $1,359,000 (including transaction costs) plus 100,000 common shares of Zi valued at $499,000.  The purchase price for the Company’s acquisition of the Lantern Group was determined through arms’ length negotiations between the Company and Zi, based primarily on evaluations of the market and revenue growth potential of the Lantern Group over the next two years to derive a fair market valuation of the enterprise.

On November 7, 2002, the Company and Zi consummated the transactions contemplated by the Purchase Agreement (the “Lantern Group Transactions”) following their approval by the Company’s shareholders.  The Company’s acquisition of the Lantern Group was implemented through its purchase from Zi of all the outstanding capital stock of MagicVision, in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company’s common stock, representing 45% of its common shares outstanding after the closing.  The Purchase Agreement provides for additional stock and cash consideration up to $2,930,000 or offsets against the Company’s promissory note up to $1 million based on the Lantern Group’s operating results for the first twelve months after the closing.  See “Liquidity and Capital Resources - Liquidity.”  As part of the Lantern Group Transactions, the Company added three designees of Zi to its board of directors, implemented a new stock option plan primarily for management and employees of the Lantern Group, changed its corporate name to Magic Lantern Group, Inc. and, effective November 8, 2002, changed its AMEX trading symbol to “GML.”

The Company will account for its acquisition of the Lantern Group under the purchase method.  The purchase price for the acquired businesses will be allocated among their assets and liabilities as of the closing date.  For this purpose, the 29,750,000 shares of the Company’s common stock issued to Zi as part of the purchase price for the acquired businesses will be valued based on their market price in June 2002 when the terms of the Lantern Group Transactions were established in a letter of intent between the parties.  Based on the market price of $.31 per share for the Company’s common stock at that time, the total purchase price and related transactions costs without regard to any adjustments for post-acquisition operating results aggregated approximately $12,323,000, of which approximately $7,656,000 will be allocated to goodwill based on preliminary valuations.

Risks Associated with the Lantern Group Acquisition The Lantern Group has a history of losses and may continue to incur losses from operations after its acquisition by the Company.  For its last three fiscal years, the Lantern

Group incurred net losses aggregating $1.2 million, and its net loss for the nine months ended September 30, 2002 was $1.5 million.  See “Liquidity and Capital Resources - Capital Resources.”  The Company’s ability to achieve profitable operations through ownership of the Lantern Group could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for the Lantern Group’s new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology.  A discussion of these and other related business risks is included in the Company’s proxy statement dated October 15, 2002 for the Lantern Group Transactions.

AMEX Listing.  In March 2002, the Company was advised by the AMEX that its common stock will be subject to delisting proceedings unless an acceptable plan was submitted for regaining compliance with the applicable shareholders’ equity requirement of $4 million.  The Company submitted a response to the AMEX in April 2002 with the first phase of its plan for regaining compliance with the listing standards.  That phase was completed on April 16, 2002 with the $1.5 million equity infusion under the AOG Agreement.  In June 2002, the Company received an extension for continuation of its AMEX listing based on the second phase of its plan for increasing shareholders’ equity through the Lantern Group acquisition.  The compliance plan was timely completed upon the closing of the Lantern Group Transactions, which increased the Company’s shareholders’ equity to approximately $10.2 million as of the closing date on November 7, 2002.  See “Liquidity and Capital Resources - Capital Resources.”

Results of Operations

Quarters Ended September 30, 2002 and 2001.  The Company completed its apparel inventory sell off in the second quarter of 2002 and had no net sales or associated cost of goods for the three months ended September 30, 2002.  For the corresponding quarter of 2001, net sales were $647,000, and cost of goods were 114.5% of sales.  These results reflect a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities and implement the Business Redirection.

Selling, general and administrative (“SG&A”) expenses of $94,000 for the third quarter of 2002 decreased by 39.0% from $154,000 for the third quarter of 2001, primarily reflecting a contraction of the Company’s apparel distribution business as part of the Business Redirection.

Factoring expenses decreased to $3,000 in the third quarter of 2002 compared to factoring expenses, net of interest income, of $38,000 in the corresponding quarter last year, reflecting repayment of amounts outstanding under the Company’s credit facility with its factor from proceeds of the AOG Transactions in April 2002.  See “Business Redirection - Equity Infusion” and “Liquidity and Capital Resources - Capital Resources.”

The Company recorded a downward adjustment of $937,000 at September 30, 2002 to a non-cash charge of $959,000 for compensation expenses recognized at the end of the prior quarter in connection with the issuance of the Replacement Options, which involved a compensation component that must be expensed under FAS 123.  See “Business Redirection - Stock-Based Compensation.”  The initial charge and subsequent adjustment reflect the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares at June 30, 2002 and September 30, 2002.

The Company realized net income of $862,000 or $.02 per share based on 36.4 million average shares outstanding for the three months ended September 30, 2002, compared to a net loss of $269,000 or $.07 per share recognized for the third quarter of 2001 based on 4.1 million average shares outstanding, primarily reflecting the adjustment to its previously recorded compensation expense for the Replacement Options.  See “Business Redirection - Stock-Based Compensation.”

Nine Months Ended September 30, 2002 and 2001.  Net sales were $21,000 for the first nine months of 2002, compared to $2.3 million for the corresponding period in 2001.  The decrease primarily reflects a contraction of the Company’s apparel distribution business as part of its strategy to focus on licensing opportunities and implement the Business Redirection.

Cost of goods sold as a percentage of sales increased to 166.7% in the first nine months of 2002 compared to 107.4% in the same period last year, reflecting off-price sales of discontinued brands as part of the Company’s efforts to reduce inventory and position itself to implement the Business Redirection.

SG&A expenses of $349,000 for the first nine months of 2002 decreased by 64.5% from $983,000 for the first nine months of 2001, primarily reflecting a contraction of the Company’s apparel distribution business as part of the Business Redirection.

Interest and factoring expenses, net of interest income, aggregated $14,000 or 66.7% of sales in the first nine months of 2002 compared to $182,000 or 7.8% of sales in the corresponding period last year, reflecting repayment of outstanding indebtedness and fees under the Company’s credit facility with its factor.  See “Liquidity and Capital Resources - Capital Resources.”

The Company recognized a net non-cash charge of $22,000 at September 30, 2002 to reflect the compensation component of the Replacement Options issued as part of the AOG Transactions in April 2002.  The charge is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on September 30, 2002.  See “Business Redirection - Stock-Based Compensation.”  The impact of the net charge was offset by a gain of $526,000 net of legal expenses recorded in the second quarter of 2002 on settlement of the Company’s litigation against the domestic licensee of its Cross Colours trademark.  See “Business Redirection - Licensing.”

The Company realized net income of $224,000 or $.01 per share based on 24.0 million average shares outstanding for the nine months ended September 30, 2002, compared to a net loss of $1.3 million or $.31 per share recognized for the first nine months of 2001 based on 4.1 million average shares outstanding, primarily reflecting the gain realized on its litigation settlement.  See “Business Redirection - Licensing.”

The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of operating results to be expected for the full year.  Results of operations after November 7, 2002 will include consolidated operations of the Lantern Group.  See “Business Redirection - Lantern Group Acquisition.”

Liquidity and Capital Resources

Liquidity.  The Company’s cash position increased to $719,000 at September 30, 2002, compared to $3,000 at December 31, 2001.  The increase primarily reflects the Company’s net proceeds from the AOG Transactions and its receipt of $335,000 in litigation settlement proceeds.  See “Business Redirection - Equity Infusion” and “- Licensing.”

The purchase price for the Lantern Group acquisition included a three-year note issued by the Company to Zi at the closing of the Lantern Group Transactions on November 7, 2002 in the principal amount of $3,000,000, bearing interest at 5% per annum (the “Lantern Purchase Note”).  See “Business Redirection - Lantern Group Acquisition.”  Additional stock and cash consideration will be payable if operating results of the Lantern Group meet revenue and cash flow targets for the first twelve months after the closing (the “Performance Period”)  If operations of the Lantern Group during the Performance Period generate total revenues (“Lantern Revenues”) exceeding $12,222,500 and earnings before interest, taxes, depreciation and amortization exceeding $3,000,000, Zi will be entitled to additional consideration equal to 50% percent of all Lantern Revenues for the Performance Period in excess of $12,222,500 (the “Earnout”), up to a maximum Earnout of $2,930,000.  Any Earnout entitlement will be payable partly in cash and partly in common stock of the Company, valued for this purpose at $.31 per share (“Earnout Shares”), as follows:

Amount of Earnout	Portion Payable in Cash	Portion Payable in Earnout Shares

Up to $1,860,000	50%	50%
Between $1,860,000
and $2,930,000	100%	0%

Based on this allocation, Zi will be entitled to a maximum of 3 million Earnout Shares, which would increase its interest in the Company to 47.4% based on total shares outstanding at the time of the closing.  Any Earnout Shares due under the Earnout provisions of the Purchase Agreement will be issuable to Zi within 90 days after the end of the Performance Period.  If the Company’s cash position as of the end of the Performance Period exceeds $4 million, any cash due under the Earnout provisions will also be payable within 90 days after the end of the Performance Period.  Otherwise, the cash Earnout will be payable in four equal quarterly installments over a one-year period, commencing 90 days after the Company first meets the $4 million cash balance threshold.  If cash

Earnout payments are deferred more than one year after the end of the Performance Period, interest on the obligation will accrue at the rate of 5% per annum.

The Purchase Agreement also provides for a reduction in the purchase price if Lantern Revenues during the Performance Period are less than $5 million.  In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Lantern Purchase Note.

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

The Company’s obligations under the credit facility were payable on demand and secured by inventory and accounts receivable.  The aggregate amount of letters of credit and borrowings available under the credit facility were determined from time to time by the factor based upon our financing requirements and financial performance.  Because of these terms, implementation of the Company’s strategy for contracting apparel distribution operations and emphasizing trademark licensing as a means of reducing the costs and inventory risks associated with its historical core business had the anticipated effect of reducing its financial flexibility under the credit facility.  In addition, since the planned Business Redirection involved branding strategies to exploit existing trademarks and possible acquisitions of trademarks or other intangible assets that would not support additional factor debt, the Company did not expect the credit facility to provide a source of financing for the Business Redirection.  During 2001 and the first quarter of 2002, the Company made no new borrowings under the credit facility and applied proceeds from a sell off of substantially all its remaining inventory to reduce credit facility debt to $514,000 at the end of 2001 and $267,000 at March 31, 2002.  In April 2002, upon consummation of the AOG Transactions, the Company elected to terminate the agreements covering the credit facility after applying part of the proceeds from the AOG Transactions to repay the remainder of the outstanding factor debt and fees aggregating $265,000.

At December 31, 2001, the Company had outstanding notes payable for $475,000 to R. Siskind and Company, Inc., an apparel company owned by Richard Siskind, the President and a director of the Company (“RSC”).  The notes evidenced indebtedness to RSC for advances used by the Company primarily for acquired apparel inventory.  In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colours trademark.  See “Business Redirection - Licensing.”  The Company received an installment of $335,000 at the time of settlement, with the balance of $200,000 due in a single installment at the end of January 2003.  In accordance with the terms of the agreement for the AOG Transactions, the Company applied $328,000 of the settlement proceeds to reduce its obligations under its notes payable to RSC and assigned RSC its rights to the deferred settlement installment in satisfaction of its remaining obligations under the notes.

Execution of the Lantern Group’s business plan and the Company’s branding strategies for its ongoing trademark licensing business may require capital resources substantially in excess of the Company’s current cash reserves.  The Lantern Group has historically relied on advances from its parent companies to address shortfalls in its working capital requirements.  In accordance with the terms of the Purchase Agreement, Zi converted to equity prior to the closing all of its advances to the Lantern Group then outstanding and made an additional contribution to the capital of MLC required to increase the Lantern Group’s cash position to approximately $300,000 at the time of the closing, resulting in a post-acquisition consolidated cash position of approximately $1 million.  The Company expects these cash reserves to support its consolidated operations at current levels for less than twelve months.  This estimate accounts for anticipated funding requirements for repaying outstanding Lantern Group payables, completing development of the Lantern Group’s planned technology offerings, continuing its projects for digitizing and indexing content for use with that technology and increasing efforts to expand its geographic markets.  The estimates assume anticipated deferral of repayment obligations for a Lantern Group loan from Sonoptic’s 25% owner in the principal amount of $480,000 maturing in September 2003 (the “Sonoptic Loan”).  Although annual extensions of the maturity date for the Sonoptic Loan have been granted in the last several years, any further extensions are uncertain.

The Company has no commitments from any sources to provide financing for execution of the Lantern Group’s business plan or implementation of branding strategies to support licensing opportunities.  In the absence of substantial increases in Lantern Group revenues, the Company will be required to either limit future development and marketing activities or raise additional equity capital or incur debt to continue financing those activities after depletion of current cash reserves.  The issuance of additional equity could be dilutive to existing shareholders, and the alternative of financing development through borrowings could reduce the Company’s operating flexibility and weaken its consolidated financial condition.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing of this Report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.  There were no significant changes in the Company’s internal controls or other factors that significantly affected these controls after the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)                  Exhibits:

None.

Exhibit Number:	Exhibit

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                 Reports on Form 8-K.

•                    Current Report on Form 8-K dated August 6, 2002 regarding execution of Stock Purchase Agreement with Zi Corporation for the Company’s acquisition of the Lantern Group (the “Purchase Agreement”)

•                    Current Report on Form 8-K dated October 15, 2002 regarding execution of Amendment No. 1 to the Purchase Agreement

•                    Current Report on Form 8-K dated November `12, 2002 regarding consummation of the transactions contemplated by the Purchase Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGIC LANTERN GROUP, INC.

Date: November 13, 2002	By:	/s/ Richard Siskind
Richard Siskind
President
(Duly Authorized Officer)
(Principal Executive Officer)

CERTIFICATION

In connection with the Quarterly Report of Magic Lantern Group, Inc., formerly named JKC Group, Inc. (the “Company”), on Form 10-Q (the “Report”) for the period ended September 30, 2002, (the “Reporting Period”), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the undersigned, Richard Siskind, President of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             I have reviewed the Report and, based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they are made, not misleading with respect to the Reporting Period.

2.             Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of the date and for the periods reported therein.

3.             The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-14 under the Exchange Act) for the Company, and we have (a) designed those disclosure controls and procedures to ensure that material information relating to the Company is made known to us by other personnel employed by the Company, particularly within the Reporting Period, (b) evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Effective Date”) and (c) presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures.

4.             Based on our most recent evaluation, the Company’s other certifying officer and I have disclosed to the Company’s auditors and the audit committee of the Company’s board of directors (a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data, (b) any material weakness in the Company’s internal controls and (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

5.             The Company’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

/s/ Richard Siskind

Richard Siskind
President
November 13, 2002

CERTIFICATION

In connection with the Quarterly Report of Magic Lantern Group, Inc., formerly named JKC Group, Inc. (the “Company”), on Form 10-Q for the period ended September 30, 2002, as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned, Galina Sosonko, Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             I have reviewed the Report and, based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they are made, not misleading with respect to the Reporting Period.

2.             Based on my knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of the date and for the periods reported therein.

3.             The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-14 under the Exchange Act) for the Company, and we have (a) designed those disclosure controls and procedures to ensure that material information relating to the Company is made known to us by other personnel employed by the Company, particularly within the Reporting Period, (b) evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Effective Date”) and (c) presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures.

4.             Based on our most recent evaluation, the Company’s other certifying officer and I have disclosed to the Company’s auditors and the audit committee of the Company’s board of directors (a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data, (b) any material weakness in the Company’s internal controls and (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

5.             The Company’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

/s/ Galina Solonko

Galina Solonko
Chief Financial Officer
November 13, 2002