Form 10-K
MAGIC LANTERN GROUP  INC
filed 2003-04-15
CIK 811933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act Of 1934
For the Fiscal Year Ended December 31, 2002	Commission File No. 1-9502

MAGIC LANTERN GROUP, INC.
(Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization)	13-3016967 (I.R.S. Employer Identification No.)

1075 North Service Road West, Suite 27 Oakville, Ontario (Address of principal executive offices)	L6M 2G2 (Zip Code)

1385 Broadway New York, New York 10018 (Address of Previous Principal Executive Offices and Zip Codes)

Registrant's telephone number, including area code: 905-827-2755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.01 par value	Name of each exchange on which registered: American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K under the Securities Exchange Act of 1934 is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of March 31, 2003, there were 66,642,025 shares of Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $3,524,000.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

        Business

Introduction

            Magic Lantern Group, Inc., formerly JKC Group and previously Stage II Apparel Corp., (collectively referred to hereafter as the "Company") was originally engaged for over thirty years in the design and distribution of casual apparel, activewear and collection sportswear for men and boys. Historically, the Company's product lines were sold primarily to merchandising chains under brand names licensed by the Company. During the 1990's the Company's segment of the apparel market faced intensified competition and consolidation, contributing to overall weakness even among major participants. These conditions made it difficult to maintain strong gross profit margins and contributed to substantial net losses from 1995 though 1998.

            In May 1998, the Company's founders relinquished their management roles and sold their controlling interests to Richard Siskind, the principal shareholder and CEO of R. Siskind and Company, Inc. Mr. Siskind brought in new management to implement a number of strategic changes designed to reverse the decline in the Company's business. These included initiatives to restructure the sales force, reduce expenses, improve controls, increase productivity and bolster the customer base and market appeal with new apparel lines. As part of this strategy, the Company acquired the Cross Colours label, a pioneer in the early development of young men's urban fashion, with a view to distributing new apparel lines under this label, both directly and through licensees, at affordable prices to a broad range of the young men's and boys' markets.

            Despite achieving modest profitability in 1999, the Company was adversely affected by increasing softness in the retail apparel market, leading to order cancellations and related inventory writedowns. As a result of these factors, together with expenses for the launch of the Cross Colours lines, the Company recognized a net loss of $1.3 million in 2000, a net loss of $3 million in 2001 (after accounting for a non-cash write-off of goodwill from a prior acquisition ) and a net loss of $2.8 million for 2002 (after accounting for a non-cash option compensation expense of $2.2 million) of which $376,000 relates to Magic Lantern for the period from November 7, 2002 to December 31, 2002, See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of these losses, the Company undertook a financing with Alpha Omega Group ("AOG"), as discussed below, and continued to pursue its business redirection goals, culminating in the Company's acquisition on November 7, 2002 of Magic Lantern Communications, Ltd., ("Magic Lantern") a distributor of educational and learning content in video and other electronic formats. The Magic Lantern transaction was approved by the shareholders of the Company at a special meeting on November 7, 2002. See "Submission of Matters to a Vote of Security Holders."

Business Redirection

            Due to the decline in the apparel distribution business, the Company elected to contract distribution operations to third parties and emphasize trademark licensing as part of a strategy to reduce costs and inventory risk associated with its core business. This included granting an exclusive license to the Kid's Headquarters division of Wear Me Apparel in October 1999 and a licensing arrangement in January 2001 with a Japanese apparel company for sales of men's and ladies apparel under the Cross Colours brand throughout Japan and its territories and possessions.

            The Company's licensing program alone was not expected to reverse its financial downturn and in addition to inherent timing constraints, in early 2000 the Company was faced with performance defaults by the domestic licensee under the Cross Colours license agreement. The absence of the anticipated revenue stream from this license substantially impaired the Company's financial flexibility to execute its planned business redirection.

            To address these developments, the Company entered into various discussions for a potential strategic alliance or equity infusion. Those discussions led to the execution of a stock purchase agreement with AOG for the issuance of 30 million shares of the Company's common stock at $.05 per share in August 2001. The shares acquired by AOG and an additional 2.1 million shares issued to its advisor represented 83% and 6%, respectively, of common stock outstanding after the closing of the transaction with AOG. The agreement with AOG also provided for (i) the reconstitution of the board of directors with designees of AOG, (ii) an increase in the Company's authorized common stock to 100 million shares, (iii) a change in the name of the Company to "JKC Group, Inc.", (iv) transitional services from members of existing management; and (v) repricing of outstanding stock options. The AOG transaction was approved by shareholders at a special meeting on December 27, 2001 and was completed on April 16, 2002 following AMEX approval of an additional listing application for the new shares.

            Following the completion of the AOG transaction, and facing continued decline in its apparel business, the Company continued to pursue its business redirection by exploring potential acquisition opportunities, with a view toward expanding existing licensing operations or adding compatible business lines, culminating in the acquisition of Magic Lantern. As part of the transaction to acquire Magic Lantern, the Company (i) added three designees of Zi Corporation, the vendor of Magic Lantern, to it's board of directors, (ii) implemented a new stock option plan primarily for management and employees of Magic Lantern, (iii) changed the Company's corporate name to Magic Lantern Group, Inc., and (iv) effective November 8, 2002, changed the AMEX trading symbol to GML. Founded in 1975, Magic Lantern is a leading Canadian distributor of educational and learning content in video and other electronic formats. Magic Lantern also provides internet based educational content on a subscription basis through Tutorbuddy Inc. ("Tutorbuddy"), a wholly owned subsidiary and digital video encoding services on a fee basis through Sonoptic Technologies Inc. ("Sonoptic") a 75% owned subsidiary. See "Market for the Company's Common Stock and Related Shareholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products

General.

            Our product focus following the transaction with Magic Lantern became the sales and distribution of educational and learning content in video and other electronic formats. As a result of this transaction we acquired distribution rights to over 300 film producers representing over 14,000 titles, and customer relationships at 9,000 out of 12,000 English speaking schools in Canada. Our library includes content from numerous producers, including Disney Educational, Annenberg / CPB and CTV Television. In addition, Tutorbuddy is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic provides digital video encoding services and has developed a proprietary videobase indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content.

            Magic Lantern has grown to be a major source in Canada for educational video resources, educational television series, program repurposing and digital delivery. By 1994, Magic Lantern had developed a catalogue of more than 10,000 video titles covering all subject areas from pre-school through high school, post-secondary and general interest, with exclusive distribution agreements with more than 200 producers and suppliers. With some 9,000 of 12,000 Canadian schools among Magic Lantern's customer base, attention was focused on growth opportunities within the education sector. At this time, digital technologies were having an impact on video delivery methods with compression technology increasing capacity of satellites and fiber-optic cable providing telephone companies with an opportunity to carry more than traditional voice and data. Magic Lantern responded by creating Sonoptic, with the government of New Brunswick as a 25 per cent minority partner, to develop an expertise and service offering in the field of analog to digital conversion, and subsequent applications for this new digital form of video programs. Sonoptic began encoding the Magic Lantern library of educational video content in order to "pilot" a video-on-demand service.

            As part of our growth strategy, we will require additional resources to complete the digital encoding of the Magic Lantern library as well as fund the further development of software capable of managing video delivered over the Internet. Magic Lantern acquired additional content through its acquisition of Image Media in 1998, and was expanding its revenue base by utilizing its distribution channels for new products and services. Innovative programs for schools, such as its lease-to-own library program were launched (with the recommendation of the Canadian Principals Association), and the Campbell Soup Company's "Labels for Education." The debut of "Labels for Education" was managed, marketed and delivered by Magic Lantern with over 3,500 Canadian schools taking part within the first six months of the program.

            Tutorbuddy builds on the research & development of Sonoptic, and has developed an on-line educational video library with an extensive information search capability and content management system. Tutorbuddy is branded and offered to Canadian schools with the ultimate market being the homes of school-age children, some five million in Canada, when the service has proven effective in Canadian schools. Concurrent with providing the Tutorbuddy innovation in the current core market of Canada, where Magic Lantern has a dominant position in the industry, plans include the expansion of the traditional distribution business internationally. Expanding to global markets and developing a brand presence internationally while proving the digital service application in Canada is intended to be the springboard for the Magic Lantern's growth initiatives. Magic Lantern continues its focus on becoming a respected and successful company in the delivery and management of educational video content, in both Canadian markets and worldwide.

            Pursuant to an asset purchase agreement dated September 1, 2000, Magic Lantern acquired the assets and business operations of Richard Wolff Enterprises, Inc., ("RWE") a company based in Illinois. This purchase expanded Magic Lantern's library of educational titles and provided access to an international distribution infrastructure held by RWE.

            Product Mix. Prior to our acquisition of Magic Lantern our emphasis was on our apparel business. These apparel lines accounted for 100% of our net sales in 2001 and 2000 and approximately 5% in 2002. As our apparel business slowed we pursued a business redirection culminating in our purchase of Magic Lantern. The acquired Magic Lantern businesses now constitute our entire business. Magic Lantern's product mix prior to our acquisition of the company was video sales, video dubbing, and video encoding. Video sales accounted for approximately 61%, 68% and 71% of Magic Lantern's net sales in 2002, 2001 and 2000, respectively Video dubbing accounted for approximately 25%, 14% and 19% of Magic Lantern's net sales in 2002, 2001 and 2000, respectively. Video encoding accounted for approximately 6%, 16% and 10% of Magic Lantern's net sales in 2002, 2001 and 2000, respectively. Sales made by the Magic Lantern group following the company's November 7, 2002 acquisition of the group accounted for 95% of the company's sales in 2002.

Marketing and Distribution

            Marketing Strategy. The Company's marketing strategy prior to implementing its business redirection was focused on offering multiple product lines of quality casual apparel and activewear distinguished by design, brand and label. Following the acquisition of Magic Lantern, the Company has adopted a marketing strategy to concentrate resources towards expanding the geographic and market reach of Magic Lantern's historic business.

            Customers. The Company's apparel products were historically sold primarily to national and regional specialty and department store chains, sporting goods stores and wholesale membership clubs throughout the United States, Canada and Mexico. As the Company changed focus in 2002, the Company had seven customer accounts in 2002, and 500 in 2001, none of which individually accounted for more than 10% of sales in 2001. Following the change in business focus in connection with the transaction with Magic Lantern, the Company's customers are primarily educational institutions and libraries in Canada. Magic Lantern's ten largest customers for the period from November 7, 2002 to December 31, 2002 (measured by sales) represented $162,000 and for the twelve months ended December 31, 2002, represented $775,000, none of which individually accounted for more than 10% of sales.

            Distribution. The Company's brand name and proprietary label apparel products were historically prepacked at the manufacturing site into cartons, shipped to an East Coast warehouse and then shipped directly to the customer without repacking. Following the change in business focus in connection with our transaction with Magic Lantern, the distribution strategy is to distribute video productions produced by other companies. We maintain a library of 12,000 master versions of the titles in our catalogue and create VHS, DVD or CDR copies for sale in our duplication labs in Toronto, Vancouver and Saint John. These are packaged together with media bought directly from suppliers for whom we do not have masters in-house, and shipped to customers. The distribution of such products is governed by distribution agreements with suppliers and producers, many of which are, generally, exclusive as to territory.

Manufacturing

            Manufacturing Sources. The Company did not own or operate any manufacturing facilities prior to the transaction with Magic Lantern. Prior to the contraction of the apparel distribution business, the Company's products were manufactured in accordance with its designs, specifications and production schedules by approximately 50 independent manufacturers located in over 16 countries throughout Asia, Africa and Europe. Following our change in business focus in connection with our transaction with Magic Lantern there is no manufacturing activity by or on behalf of the Company.

            Quality Control. All finished products manufactured for the Company were historically inspected by its employees or agents prior to acceptance and payment by the Company to ensure design, quality and other production specifications were met. Initial product samples provided by manufacturers were also inspected for compliance with production specifications, and production runs were not authorized until conforming samples had been approved. Payment for each foreign manufacturing order was generally backed by an irrevocable international letter of credit issued under the Company's credit agreement approximately two to six months prior to shipment of the products. The letters of credit could not be drawn until an authorized employee or agent of the company issued an inspection certificate certifying that the products were in compliance with the manufacturing order. Magic Lantern's business primarily involves the distribution of videocassette tapes that are either copied from masters in Magic Lantern's possession or sourced directly from producers. Due to the nature of the business, quality control issues are not material.

            Imports and Import Restrictions

            The Company historically imported the majority of its products from foreign countries located in Asia, Africa and Europe. Imports of apparel products from these countries are subject to constraints imposed by multilateral textile agreements with the United States applicable to specific product categories. Following our shift in business focus in connection with our acquisition of Magic Lantern, our products consist primarily of content delivered on videotape and other electronic media. Certain of the videotapes offered for sale in Canada are sourced in the United States. There are no tariffs or taxes involved in the import of these products from the United States.

            Backlog

            The Company's had no backlog of apparel orders at December 31, 2002. The Company's backlog of orders placed in connection with Magic Lantern's business totaled approximately $100,000 at December 31, 2002.

            Competition

            Following the Company's acquisition of Magic Lantern, its business shifted to the distribution of educational and learning content in video and other electronic formats. The content delivery industry is highly competitive and consists of a large number of suppliers, certain of whom are producers and others only distributors. Magic Lantern holds exclusive rights to distribution in Canada on approximately 33% of its titles. Of the exclusive titles distributed, approximately 59% include digital rights.

            Competition stems from both traditional learning video content providers and digital learning content providers. Some of these competitors are multi-national and regional firms offering services, systems and platforms through established internet sites or proprietary networks. Many of these competitors have substantially greater financial, technical, marketing and deployment resources than we do. Competitors particularly in markets outside Canada have the added advantage of offering a greater diversity of products and services with a substantial installed customer base. Our analysis of its competition within these two industries is set forth below.

            Traditional Learning Video Content Providers.

            Management believes the Company is currently one of the largest educational learning video providers to the Canadian education, library and special interest group markets. In management's opinion, Magic Lantern has attained this position as a result of several competitive factors, including its knowledge of the Canadian education system and the provincial Ministries of Education, brand recognition, supply-line relationships with worldwide educational video producers and leadership in creating course correlated matching for educators.

            Traditional format competitors of the Company in Canada include:

Canadian Learning Company, Inc., focused primarily on the kindergarten to Grade 12 ("K-12") markets and special interest groups, has the advantage of representing three major producers in Canada --AIMS, Great Plains and Reading Rainbow.
Visual Education Centre benefits from relationships with producers such as TVO, BBC, PBS, Phoenix and John Cleese, as well as the appeal of carrying French language content.
Marlin Motion Pictures Ltd. distinguishes its offerings by supplementing its K-12 education video with business and general industry content from suppliers including United Learning, AGC and MTI, although it offers no option for course correlation.
McIntyre Media, providing video to the schools in the K-12 market, with some health market related content. McIntyre represents some well regarded producers in Canada including Sunburst, Meridian and Learning Speed.

            Digital learning video content providers.

            The Company has agreements with many of its producers for its digitization, indexing and ultimately streaming of their analog content through the Company's web-enabled Tutorbuddy.com or stand-alone media offerings. Management believes these services offer the following competitive advantages:

Access to its "crypto key," a technology developed by Tutorbuddy to prevent downloading of content and subsequent re-purposing;
Use of the "meta" data collected from K-12 course correlation to ensure that data corresponds to educators' needs;
Access to Magic Lantern's content library of over 3,200 titles for which we have digital rights;
Availability of innovative software tools (Video Based Streaming Solutions - VBSS) developed by Tutorbuddy full indexing and relevant search capabilities for all digitized, indexed video content; and
Leadership in the movement to include indexed and streaming rights versus, straight streaming of full content without indexing.

        Although management believes that competitors of Tutorbuddy.com and VBSS currently lack a comparable range of services, various distributors now offer learning video content in streaming format, providing competition worldwide through Internet-enabled services. These competitors include:

Classroom Video is an Australian based firm with a presence in the United States, Canada and the United Kingdom for its encoded indexed titles produced in house and generally provided on hard drives sold to end users.
United Streaming has established a presence in Canada through distribution arrangements with Marlin Motion Pictures, a traditional format competitor.
AIMS Multimedia provides a branded service with digital curriculum available in the United States.

            Other streaming technologies and streaming packaging, although not directly competitive, are generally available through television on the Web, production and publication, event management, entertainment, expert systems linked to education, university and test environments and promotion and sales demonstrations.

Employees

            As of December 31, 2002, the Company had 49 salaried employees. Of the 49 employees, four provide executive services, four provide management services and five provide clerical services. None of the Company's employees are party to a collective bargaining agreement. We consider our working relationships with employees to be good and have never experienced an interruption of operations due to a labor dispute.

            Properties

Headquarters

            Our administrative and sales offices are located at 1075 North Service Road West, #27, Oakville, Ontario, Canada, L6M 2G2.

Distribution Facilities

            During the last two years we distributed substantially all of our finished garments in the United States from a distribution facility located in the New York metropolitan area. In 2002 and 2001 the aggregate warehouse and distribution costs were approximately $0 and $94,000, respectively. Following our transaction with Magic Lantern our distribution facilities were shifted to 1075 North Service Road West, Oakville, Ontario, Canada.

            Legal Proceedings

            In February 2001, the Company brought an action in New York County Supreme Court against Wear Me Apparel Corp. for unpaid royalties aggregating in excess of $1.5 million under a license agreement entered with the Company in October 1999. The agreement provided an exclusive license to the Kid's Headquarters division of Wear Me Apparel for manufacturing and distribution of boys' sportswear lines under the Cross Colours trademark, with a scheduled launch for the Fall 2000 season. The Company settled the litigation in April 2002 for $535,000, payable in a contemporaneous installment of $335,000 and the balance of $200,000 which was received in January 2003 was applied to fully offset amounts owing to R. Siskind and Company, Inc., an affiliated company. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

            Submission of Matters to a Vote of Security Holders

            On November 7, 2002, the Company held a special meeting of shareholders to vote on (i) a proposal to approve the acquisition of Magic Lantern Communications Ltd., (ii) a proposal to approve a stock option plan for management of Magic Lantern and its subsidiaries, and (iii) a change in the Company's name to Magic Lantern Group, Inc. A description of the proposals and a tabulation of the voting on each proposal is set forth below.

Proposal	Votes For	Votes Against	Abstentions

1. Acquisition of Magic Lantern	34,368,350	3,960	400
2. Magic Lantern Management Stock Option Plan	34,350,150	67,560	--
3. Change in corporate name	34,367,650	5,060	--

PART II

            Market for the Company's Common Stock and Related Shareholder Matters

Trading Market

            The Company's common stock is listed for trading on the AMEX under the symbol GML. The following table sets forth, for the periods indicated, its high and low sales prices as reported on the AMEX.

	Market Prices
	High	Low
2001:

First quarter	$.56	$.31
Second quarter	.75	.25
Third quarter	.49	.15
Fourth quarter	.40	.20

2002:

First quarter	$.31	$.18
Second quarter	1.25	.20
Third quarter	.98	.40
Fourth quarter	1.75	.25

Security Holders

            As of March 31, 2003, there were approximately 99 holders of record.

Dividends

            The Company has not paid cash dividends since its inception and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of the board of directors to employ all available funds in the development of our business.

Penny Stock Rules

            As a result of current trading prices, the Company's common stock is subject to the penny stock rules under the Securities Exchange Act of 1934 (the "Exchange Act"). In the absence of an exemption from those rules, broker-dealers making a market in our common stock are required to provide disclosure to their customers on the risks associated with its ownership, its investment suitability for the customer, information on its bid and ask prices and information about any compensation the broker-dealer will receive for a transaction in the common stock. The application of these rules generally reduces market making activities and, based on prevailing trading volumes, has substantially limited the liquidity of the our common stock.

Compliance with AMEX Listing Requirements

            Because the Company recognized net losses in four of the last five years, it is required to maintain shareholders' equity of at least $4 million to meet the standards for continuing listing of its common stock on the AMEX. In March 2002, the Company was advised by the AMEX that its common stock was subject to delisting proceedings unless the Company submitted an acceptable plan for regaining compliance with the applicable shareholders' equity requirement of $4 million by September 30, 2002. The Company submitted a response to the AMEX in April 2002 with the first phase of a plan for regaining compliance with the listing standards. That phase was completed on April 16, 2002 with the $1.5 million equity infusion pursuant to the agreement with AOG.

            In June 2002, the Company received an extension for continuation of its AMEX listing based on the second phase of its plan for increasing shareholders' equity through the acquisition of the Magic Lantern group. The compliance plan was completed upon the closing of the Lantern Group transaction, which increased shareholders' equity above the requirement of $4 million as of the closing date on November 7, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Recent Sales of Unregistered Securities

            On April 16, 2002 the Company issued 30 million shares of common stock to AOG at $.05, providing aggregate proceeds to the Company of $1.5 million. These shares were issued in connection with financing undertaken as part of the Company's business redirection (see- "Business Redirection"), and the proceeds were used for the working capital of the Company. On the same date, an additional, 2.1 million shares of the Company's common stock were issued to AOG's advisory group, in consideration of services provided in consummating the AOG transaction. In both cases, the Company issued the shares under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 (the "1933 Act").

            On November 7, 2002 the Company consummated its acquisition of Magic Lantern Communications Ltd and its subsidiaries (see- Management's Discussion And Analysis Of Financial Condition And Results Of Operations- Business Redirection), in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company's common stock. The Company issued the 29,750,000 shares of common stock under the exemption from registration set forth in Section 4(2) of the 1933 Act ..

                    Selected Financial Data

            The following table presents selected financial data of Magic Lantern Group, Inc. at and for the year ended December 31 in each of the five years through 2002. The selected financial data presented below has been derived from the Company's audited financial statements. For each of the three years through December 31, 2002, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Financial Statements of the Company and related Notes included elsewhere in this Report.

(In thousands, except per share amounts)

	2002	2001	2000	1999	1998
Income Statement Data:
Net revenue	$ 386	$ 2,855	$ 9,891	$ 10,537	$ 9,867
Cost of sales	188	3,068	8,158	7,982	7,859
Gross profit (loss)	198	(213)	1,733	2,555	2,008
Commission and other income	---	10	18	97	251
	198	(203)	1,751	2,652	2,259
Selling, general and administrative expenses	1,192	1,404	2,638	2,431	3,391
Loss (gain) on lease cancellation	---	---	---	(244)	561
Compensation expense from options	2,239	---	---	---	---
Impairment of goodwill	---	1,293	---	---	---
Write-off of trademark	181	---	---	---	---
Loss (gain) on sale of securities	---	11	(11)	(22)	---
Gain on settlement of litigation	(526)	(116)	---	---	---
Operating income (loss)	(2,888)	(2,795)	(876)	487	(1,693)
Royalty income	90	60	100	---	---
Interest expense, net	43	209	497	405	544
Income (loss) before income taxes	(2,841)	(2,944)	(1,273)	82	(2,237)
Income taxes	---	33	7	6	81
Net income (loss)	$ (2,841)	$ (2,977)	$ (1,280)	$ 76	$ (2,318)
Net income (loss) per common share: Basic and fully diluted	$ (.09)	$ (.72)	$ (.31)	$ .02	$ (.59)

Weighted average common shares outstanding, basic and diluted	31,561	4,127	4,124	4,037	3,904

	2002	2001	2000	1999	1998
Summary Balance Sheet Data:
Total assets	$ 13,962	$ 492	$ 5,697	$ 6,409	$6,800
Working capital (deficit)	(179)	(1,073)	69	292	235
Due to factor	---	514	2,636	1,817	2,331
Long term debt, excluding current portion	3,032	---	---	---	---
Shareholders' equity (deficit)	9,259	(865)	2,067	3,310	3,031

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            Magic Lantern Group, Inc., formerly JKC Group, Inc., and previously Stage II Apparel Corp. (the "Company"), was engaged for over 20 years primarily as a distributor of proprietary and licensed brand name casual apparel, activewear and collection sportswear for men and boys. In response to a decline in its apparel distribution operations, the Company elected to contract those operations to third parties during the last two years as part of a strategy of reducing the costs and inventory risks associated with its historical core business and repositioning the Company through one or more acquisitions, with a view toward expanding existing licensing operations and adding compatible business lines (the "Business Redirection").

Business Redirection

            Licensing. To initiate the Business Redirection, the Company granted an exclusive license to a large apparel company in October 1999 for domestic distribution of boys' sportswear lines under its Cross Colours label. In January 2001, the Company entered into its first international licensing arrangement with a Japanese apparel company for sales of men's and ladies' apparel under the Cross Colours brand throughout Japan and its territories and possessions. The licensing program alone was not expected to reverse the Company's financial downturn in the near term. In addition to inherent timing constraints, the Company was faced with performance defaults by its domestic licensee early in 2000. In February 2001, the Company brought an action for unpaid royalties against the licensee. Although the litigation was settled in April 2002 for $535,000, payable $335,000 at the time of settlement and the balance in January 2003, the absence of the anticipated revenue stream during the first two years of the license substantially impaired the Company's financial flexibility for executing its planned Business Redirection. Consequently, in fiscal 2002, the Company wrote off its Cross Colours trademark.

            Equity Infusion. To address these developments, the Company entered into various discussions in 2001 for a potential strategic alliance and / or equity infusion. Those discussions culminated in August 2001 with the execution of a stock purchase agreement with Alpha Omega Group, a private investment group ("AOG"), for the issuance of 30 million shares of the Company's common stock to AOG at $.05 per share or a total of $1.5 million. The agreement also provided for related closing transactions (collectively with the equity infusion, the "AOG Transactions"), including the addition of three designees of AOG to the Company's board of directors, an increase in its authorized common stock to 100 million shares, a change in its name to "JKC Group, Inc." and a related change in the trading symbol for its common stock on the American Stock Exchange (the "AMEX") to "JKC," effective April 18, 2002, transitional services from members of incumbent management and repricing of outstanding stock options (the "Replacement Options").

            The AOG Transactions were approved by the Company's shareholders at a special meeting on December 27, 2001 and were completed on April 16, 2002 following American Stock Exchange ("AMEX") approval of its additional listing application for the new shares. The shares acquired by AOG and an additional 2.1 million shares issued to its advisor as part of the AOG Transactions represented 83% and 6%, respectively, of the Company's common stock outstanding after the closing of the AOG Transactions. In addition to the equity infusion, the reconstitution of the Company's board of directors with AOG designees as part of the AOG Transactions added substantial expertise to assist in the planned Business Redirection.

            Magic Lantern Acquisition. Following the closing of the AOG Transactions, the Company continued to pursue its Business Redirection by exploring acquisition opportunities, with a view toward expanding existing licensing operations or adding compatible business lines. On August 2, 2002, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Zi Corporation, a Canadian-based provider of intelligent interface solutions ("Zi"), for the Company's purchase of Magic Lantern Communications Ltd. ("MLC") and its subsidiaries (collectively, " Magic Lantern").

            Founded in 1975, Magic Lantern is a Canadian distributor of educational and learning content in video and other electronic formats. Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 13,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including Disney Educational, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding services and has developed a proprietary videobase indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. Magic Lantern is headquartered near Toronto, Canada with offices in Saint John, New Brunswick and Vancouver, British Columbia.

            Magic Lantern was acquired in October 1996 by NTN Interactive Network Inc. ("NTN"). In March 2002, members of Magic Lantern's management formed MagicVision Media Inc. ("MagicVision") to acquire 100% of Magic Lantern's capital stock from NTN and contemporaneously sold their interests to Zi for $1,359,000 (including transaction costs) plus 100,000 common shares of Zi valued at $499,000.

            On November 7, 2002, the Company and Zi consummated the transactions contemplated by the Purchase Agreement (the "Magic Lantern Transactions") following their approval by the Company's shareholders. The Company's acquisition of Magic Lantern was implemented through its purchase from Zi of all the outstanding capital stock of MagicVision, in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company's common stock, representing 45% of its common shares outstanding after the closing. The Purchase Agreement provides for additional stock and cash consideration up to $2,930,000 or offsets against the Company's promissory note up to $1 million based on Magic Lantern's operating results for the first twelve months after the closing. See "Liquidity and Capital Resources - Liquidity." As part of the Magic Lantern Transactions, the Company added three designees of Zi to its board of directors, implemented a new stock option plan primarily for management and employees of Magic Lantern, changed its corporate name to Magic Lantern Group, Inc. and, effective November 8, 2002, changed its AMEX trading symbol to "GML."

            The Company accounted for its acquisition of Magic Lantern under the purchase method. The purchase price for the acquired businesses was allocated among their assets and liabilities as of the closing date. For this purpose, the 29,750,000 shares of the Company's common stock issued to Zi as part of the purchase price for the acquired businesses was valued based on their market price in June 2002 when the terms of the Magic Lantern Transactions were established in a letter of intent between the parties. Based on the market price of $.31 per share for the Company's common stock at that time, the total purchase price and related transactions costs without regard to any adjustments for post-acquisition operating results aggregated approximately $12,363,000, of which approximately $6,868,000 has been allocated to goodwill, , approximately $4,492,000 to intangible assets, and approximately $1,128,000 to property and equipment.

            Risks Associated with the Magic Lantern Acquisition Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For its last three fiscal years ending August 31, Magic Lantern incurred net losses aggregating $1.2 million. See "Liquidity and Capital Resources - Capital Resources." The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology. A discussion of these and other related business risks is included in the Company's proxy statement dated October 15, 2002 for the Magic Lantern Transactions.

            AMEX Listing. In March 2002, the Company was advised by the AMEX that its common stock will be subject to delisting proceedings unless an acceptable plan was submitted for regaining compliance with the applicable shareholders' equity requirement of $4 million. The Company submitted a response to the AMEX in April 2002 with the first phase of its plan for regaining compliance with the listing standards. That phase was completed on April 16, 2002 with the $1.5 million equity infusion under the AOG Agreement. In June 2002, the Company received an extension for continuation of its AMEX listing based on the second phase of its plan for increasing shareholders' equity through the Magic Lantern acquisition. The compliance plan was timely completed upon the closing of the Magic Lantern Transactions, which increased the Company's shareholders' equity to approximately $9.6 million as of the closing date on November 7, 2002. See "Liquidity and Capital Resources - Capital Resources."

            Registration statement. On December 31, 2002, the Company filed a registration statement on Form 3 with the Securities and Exchange Commission covering 64,300,000 shares of common stock. Of the Shares covered by the Prospectus, 31,550,000 were issued by the Company in the Equity Infusion, 29,750,000 were issued by the Company as part of the consideration on the acquisition of Magic Lantern and up to 3,000,000 may be issued under an earnout arrangement for this acquisition. See "Equity Infusion" and "Magic Lantern Acquisition."

Results of Operations

            Results of operations for the year ended December 31, 2002, including the results of Magic Lantern for the period from November 7, 2002 to December 31, 2002.

            Seasonality. At the end of 2001, management decided to wind down the apparel business. Prior to the wind down of its apparel distribution business and the acquisition of Magic Lantern, the Company experienced seasonal business fluctuations due primarily to seasonal buying patterns for its product mix of casual apparel and activewear. The change in this pattern during 2001 reflects an inventory sell off associated with the Company's efforts to implement its planned business redirection. In addition, with the Company's acquisition of Magic Lantern on November 7, 2002 our business shifted to video dubbing and distribution of video and electronic based educational and learning content ("Education and Distribution"). A significant portion of these sales are made to libraries and educational institutions, as such, we expect revenues to be cyclical based on varying fiscal budgets across Canada as well as seasonal due to the traditional school year, leaving the summer void of educational sales. Third quarter revenues to educational institutions have historically been lower by approximately 15% due to the school break in July and August.

            Years Ended December 31, 2002 and 2001. Net sales were $386,000 for the year ended December 31, 2002, compared to $2.9 million for 2001. The decrease primarily reflects a contraction of the Company's apparel distribution business ("Apparel Distribution ") as part of its strategy to focus on licensing opportunities and implement the Business Redirection, coupled with net sales of Magic Lantern. During the year ended December 31, 2002, $21,000 of revenues were derived from Apparel Distribution and $365,000 of revenues were derived from Education and Distribution.

            Cost of goods sold decreased to $188,000 in 2002 compared to $3,068,000 in the same period last year, reflecting off-price sales of discontinued brands as part of the Company's efforts to reduce inventory and position itself to implement the Business Redirection. Education and Distribution accounted for $153,000 of cost of goods sold in 2002. Cost of goods sold as a percentage of net sales for Education and Distribution was 41.9%.

            SG&A expenses of $1,046,000 for 2002 decreased by 25.5% from $1,404,000 for 2001, primarily reflecting an increase of $546,000 following the acquisition of Magic Lantern coupled with a contraction of $904,000 of the Company's apparel distribution business as part of the Business Redirection.

            Interest and factoring expenses, net of interest income, aggregated $43,000 in 2002 compared to $218,000 or 7.6% of sales in 2001, reflecting repayment of outstanding indebtedness and fees under the Company's credit facility with its factor. See "Liquidity and Capital Resources - Capital Resources."

The Company recognized a net non-cash charge of $2,239,000 at December 31, 2002, of which, $2,119,000 reflects the compensation component of the Replacement Options issued as part of the AOG Transactions in April 2002 and $120,000 reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern. The charge on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on December 31, 2002. See "Business Redirection - Stock-Based Compensation." The Company recorded a gain of $526,000 net of legal expenses recorded in the second quarter of 2002 on settlement of the Company's litigation against the domestic licensee of its Cross Colours trademark. See "Business Redirection - Licensing."

            During the year ended December 31, 2002, the Company recorded an impairment charge of approximately $181,000 (the remaining balance) on the trademark as it was deemed by management to be worthless.

            The Company realized net loss of $2,841,000 or $.09 per share based on 31.6 million average shares outstanding for 2002, compared to a net loss of $3.0 million or $.72 per share recognized in 2001 based on 4.1 million average shares outstanding. The operating loss for the year ended December 31, 2002, was $2,888,000, of which $376,000 relates to Magic Lantern for the period from November 7, 2002 to December 31, 2002, compared to an operating loss of $2,795,000 in the year ended December 31, 2001.

Years Ended December 31, 2001 and 2000. Net sales of $2.9 million for 2001 decreased by 71.1% from $9.9 million in 2000. The decrease primarily reflects a contraction of the Company's apparel distribution business as part of its strategy to focus on licensing opportunities.

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

            The Company recognized net losses of $3.0 million or $.72 per share in 2001 and $1.3 million or $.31 per share in 2000, reflecting the foregoing trends and a noncash impairment charge of $1.3 million at the end of 2001. Average common shares outstanding were 4,127,000 in 2001 and 4,124,000 in 2000.

Liquidity and Capital Resources

            Liquidity. The Company's cash position increased to $696,000 at December 31, 2002, compared to $3,000 at December 31, 2001. Prior to the acquisition of Magic Lantern, the Company received net proceeds from the AOG Transactions of $1,500,000 and $335,000 in litigation settlement proceeds, The Company incurred approximately $300,000 of professional fees related to the acquisition of Magic Lantern, repaid outstanding factor debt and fees in the amount of $514,000, and applied $297,000 to reduce notes payable.

In accordance with the terms of the Purchase Agreement, Zi converted to, equity prior to the closing, all of its advances to the Lantern Group then outstanding and made an additional contribution to the capital of Magic Lantern required to increase Magic Lantern's cash position to approximately $300,000 at the time of the closing, resulting in a post-acquisition consolidated cash position of approximately $1 million.

Following the acquisition of Magic Lantern to December 31, 2002, the Company invested in property, equipment, and intangible assets in the aggregate amount of $91,000 and spent approximately $200,000 to fund operations.

For the period from January 1, 2003 to March 31, 2003, the Company spent approximately $111,000 on professional fees and certain one time costs including two litigation settlements and used approximately $365,000 of cash to fund continuing operational requirements.

            The purchase price for the Magic Lantern acquisition included a three-year note issued by the Company to Zi at the closing of the Lantern Group Transactions on November 7, 2002 in the principal amount of $3,000,000, bearing interest at 5% per annum (the "Lantern Purchase Note"). Additional stock and cash consideration will be payable if operating results of Magic Lantern meet revenue and cash flow targets for the first twelve months after the closing (the "Performance Period") If operations of Magic Lantern during the Performance Period generate total revenues ("Lantern Revenues") exceeding $12,222,500 and earnings before interest, taxes, depreciation and amortization exceeding $3,000,000, Zi will be entitled to additional consideration equal to 50% percent of all Lantern Revenues for the Performance Period in excess of $12,222,500 (the "Earnout"), up to a maximum Earnout of $2,930,000. Any Earnout entitlement will be payable partly in cash and partly in common stock of the Company, valued for this purpose at $.31 per share ("Earnout Shares"), as follows:

Amount of Earnout	Portion Payable in Cash	Portion Payable in Earnout Shares

Up to $1,860,000	50%	50%
Between $1,860,000 and $2,930,000	100%	0%

            Based on this allocation, Zi will be entitled to a maximum of three million Earnout Shares, which would increase its interest in the Company to 47.4% based on total shares outstanding at the time of the closing. Any Earnout Shares due under the Earnout provisions of the Purchase Agreement will be issuable to Zi within 90 days after the end of the Performance Period. If the Company's cash position as of the end of the Performance Period exceeds $4 million, any cash due under the Earnout provisions will also be payable within 90 days after the end of the Performance Period. Otherwise, the cash Earnout will be payable in four equal quarterly installments over a one-year period, commencing 90 days after the Company first meets the $4 million cash balance threshold. If cash Earnout payments are deferred more than one year after the end of the Performance Period, interest on the obligation will accrue at the rate of 5% per annum.

            The Purchase Agreement also provides for a reduction in the purchase price if Lantern Revenues during the Performance Period are less than $5 million. In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Lantern Purchase Note.

            During the period from November 7, 2002 to December 31, 2002, the Company purchased fixed assets in the amount of approximately $14,000 and capitalized approximately $60,000 pertaining to software development.

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

            The Company's obligations under the credit facility were payable on demand and secured by inventory and accounts receivable. The aggregate amount of letters of credit and borrowings available under the credit facility were determined from time to time by the factor based upon our financing requirements and financial performance. Because of these terms, implementation of the Company's strategy for contracting apparel distribution operations and emphasizing trademark licensing as a means of reducing the costs and inventory risks associated with its historical core business had the anticipated effect of reducing its financial flexibility under the credit facility. In addition, since the planned Business Redirection involved branding strategies to exploit existing trademarks and possible acquisitions of trademarks or other intangible assets that would not support additional factor debt, the Company did not expect the credit facility to provide a source of financing for the Business Redirection. During 2001 and the first quarter of 2002, the Company made no new borrowings under the credit facility and applied proceeds from a sell off of substantially all its remaining inventory to reduce credit facility debt to $514,000 at the end of 2001 and $267,000 at March 31, 2002. In April 2002, upon consummation of the AOG Transactions, the Company elected to terminate the agreements covering the credit facility after applying part of the proceeds from the AOG Transactions to repay the remainder of the outstanding factor debt and fees aggregating $514,000.

            At December 31, 2002, the Company had outstanding notes payable for $176,000 to R. Siskind and Company, Inc., an apparel company owned by Richard Siskind, the President and a director of the Company ("RSC"). The notes evidenced indebtedness to RSC for advances used by the Company primarily for acquired apparel inventory. In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colours trademark. The Company received an installment of $335,000 at the time of settlement. In accordance with the terms of the agreement for the AOG Transactions, the Company applied $328,000 of the settlement proceeds to reduce its obligations under its notes payable to RSC and assigned RSC its rights to the deferred settlement installment in satisfaction of its remaining obligations under the notes. In January, 2003 the remaining balance of $200,000 was received and applied to fully offset the notes payable to RSC.

            Execution of Magic Lantern's business plan and the Company's branding strategies for its ongoing trademark licensing business may require capital resources substantially in excess of the Company's current cash reserves. Magic Lantern has historically relied on advances from its parent companies to address shortfalls in its working capital requirements. In accordance with the terms of the Purchase Agreement, Zi converted to, equity prior to the closing, all of its advances to the Lantern Group then outstanding and made an additional contribution to the capital of MLC required to increase the Lantern Group's cash position to approximately $300,000 at the time of the closing, resulting in a post-acquisition consolidated cash position of approximately $1 million.

            Going concern.  The Company's cash position as at March 31, 2003 was approximately $204,000 (CDN $300,000), which at the current rate of operating activity is insufficient to cover operating costs to April 30, 2003. The Company's working capital deficiency at December 31, 2002 was approximately $179,000, and has worsened since December 31, 2002.  Historically, the Company has sought financing from its major shareholders and, at present, has received an expression from a major shareholder and its respective associates that they will provide short- term financial support to the Company while it continues to seek financing sufficient to fund its current business plan, including its investment in its digitization program. The short term financing currently under discussion involves a private placement of up to $3 million in the form of a unit, offered at $.75 per unit, consisting of one share and one $.90 warrant exercisable for three years from the date of closing.  There is no minimum.  The Company needs in this placement a minimum of $500,000 to fund the Company for approximately three months. Failing shareholder support and a longer-term financing solution, the sources of capital available to the Company include factoring of accounts receivable and reduction of discretionary investments in the digitization program and sales and marketing programs designed to increase revenue over the next twelve months. Specifically, the Company could elect to shut down the operations of Tutorbuddy and Sonoptic, which on a monthly basis would result in cash savings of approximately $67,000 but would involve expenditures to realize those savings.  Capital requirements for 2003 also include, in part, the repayment of an approximate $510,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, unless extended. Although annual extensions of the loan maturity date have been granted in the last several years, further extensions are not certain.

Without additional financing, there is substantial doubt about the Company's ability to continue as a going concern.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long term borrowings (see notes 9 and 13 to the financial statements).

The minimum commitments under non-cancelable operating leases consisted of the following at December 31, 2002:

(In thousands)

	Office Equipment	Premises	Total
2003	$ 18	$ 227	$ 245
2004	14	152	166
2005	8	160	168
2006	3	122	125
2007	--	119	119
2008	--	99	99
	$ 43	$ 879	$ 922

The cash flows of principle repayments of long term debt obligations consist of the following at December 31, 2002:

(In thousands)
2003	$ 492
2004	5
2005	2
2006	2
2007	1
$ 502

Critical Accounting Policies and Estimates

            The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to the allowance for doubtful accounts and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

            The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

            Allowance for doubtful accounts: The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers or other parties failure to make payments on trade receivables due to the Company. The estimates of this allowance is based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition of customers, and (4) specific agreements or negotiated amounts with customers.

            Impairment of long-lived assets: The Company's long-lived assets include property and equipment, intangible assets, and goodwill. Goodwill and intangible assets with an indefinite life are reviewed at least annually for impairment, while other long-lived assets are reviewed whenever events or changes in circumstances indicate that carrying values of these assets are not recoverable.

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

General

The Company does not hold any derivative securities or other market rate sensitive instruments.

            Our Consolidated financial statements are prepared in U.S. dollars, while our Canadian operations are conducted in Canadian currency. The company is subject to foreign currency exchange rate fluctuations in the Canadian dollar value of foreign currency-denominated transactions.

Exchange Rate Risks

            Magic Lantern pays a number of its content suppliers in U.S. dollars. Therefore, fluctuations in the value of the Canadian dollar against the U.S. dollar affects gross profit as well as net income. If the value of the Canadian dollar falls against the U.S. dollar, cost of sales will increase, reducing gross profit and net income. Conversely, if the value of the Canadian dollar rises against the U.S. dollar, gross profit and net income will increase. Based on its average annual net currency positions in the 2002 and 2001, a 10% adverse change in average annual foreign currency exchange rates would not have been material to results reported in the consolidated financial statements for those periods. To date, we have not sought to hedge risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such transactions. However, any hedging techniques implemented in such regard might not be successful in eliminating or reducing the effects of currency fluctuations.

Interest Rate Risks

            Magic Lantern had various loans outstanding at December 31, 2002, with an aggregate principal amount of approximately $502,000. Of this indebtedness, loans in the aggregate outstanding principal amount of $475,000 were interest bearing at a fixed rate of 6.75% per annum. The Lantern Group did not use any derivative financial investments to manage its interest rate exposure.

Financial Statements and Supplementary Data

            Financial Statements and Supplementary Data

            The financial statements of the Company are hereby attached to this document beginning on page 38.

            Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

            Not applicable.

PART III

            Directors and Executive Officers of the Company

            The executive officers of the Company at December 31, 2002 are as follows:

Name	Age	Position	Officer of Magic Lantern Group, Inc. Since
Harvey Gordon	53	Chief Executive Officer	2002
Richard Siskind	56	President	1998
Dale P. Kearns	45	Interim Chief Financial Officer	2002
Douglas R. Connolly	49	President, MLC Ventures	2002
George Wright	59	Chief Technology Officer	2002
Richard Geist	59	Director	2002
Howard Balloch	51	Director	2002
Michael R. Mackenzie	46	Director	2002
Michael Lobsinger	52	Director	2002
Pierre Arbour	*	Director	2002
Stephen Encarnacao	54	Director	2003

*Unknown as of the date of this filing.

            A summary of the business experience and background of the Company's officers is set forth below.

            Harvey Gordon joined Magic Lantern as Chief Executive Officer on July 29th, 2002. Mr. Gordon previously served in a variety of senior capacities with startup and turnaround technology companies: From 1988 to 1994, he was employed by Infonet Services Corporation, a global telecommunications and services company, serving as Senior Vice President for its Canadian subsidiary and Managing Director of its international software companies. From 1994 to 1996, Mr. Gordon was Senior Vice President--Sales and Marketing for Newstar Technologies Inc., a software and service company, followed by employment as Vice President--Sales and Marketing and then Vice President Business Development for Algorithmics Incorporated, also a software company. From 1997 to 2001, he was employed by Changepoint Corporation, moat recently as Vice President--Business Development. Immediately prior to joining Magic Lantern, Mr. Gordon was a founding partner of Go to Market Advisors, a consulting firm focused on assisting emerging and reemerging companies bring their products and services to market. Mr. Gordon has an engineering degree from the University of Toronto and a masters degree in computer science.

            Richard Siskind joined the company as President, Chief Executive Officer and a director in May 1998 and served until the completion of the company's acquisition of Magic Lantern. He has been in the apparel business for over 30 years, serving in a variety of roles and positions. By 1977, Mr. Siskind had assumed the position of president of David Small Industries, Inc. In 1982, he co-founded Apparel Exchange, Inc., an affiliated company. Both companies, sold off-price men's, women's and children's apparel and reached sales aggregating over $100 million by 1989. Mr. Siskind sold both companies in 1989. In 1991, he founded R. Siskind & Co. He is a director, sole shareholder and chief executive officer of R. Siskind & Co., which is in the business of purchasing top brand name men's and women's apparel and accessories, and redistributing it to a global clientele of upscale off-price retailers.

            Dale Kearns has served as Chief Financial Officer of Magic Lantern since its acquisition by Zi Corporation. Mr. Kearns also serves as Chief Financial Officer of Zi Corporation, a position he has held since April 2001. He was the Senior Vice-President Finance and Chief Financial Officer of O&Y Properties Corporation from 1997 to 2001 and Senior Vice-President Finance and Chief Financial Officer of Camdev Corporation from 1992 to 1997. Mr. Kearns is a Certified Management Accountant and a member of the Society of Management Accountants of Ontario.

            Douglas R. Connolly, co-founded Magic Lantern Communications, Inc. in 1975 and has served as its President since 1982. He began his professional career as an educator, serving in various capacities with the Professional Association for Retarded Children in Montreal. Mr. Connolly entered business and finance in 1971, focusing on credit management and small business financing and development, initially with the Industrial Acceptance Corporation and later with the Bank of British Columbia. He received his undergraduate degree from Sir George Williams University in Montreal, now Concordia University.

            George Wright, was responsible for leading the Sonoptic's initiatives, beginning in 1992. After leaving in 1998 to pursue a senior management role with DeVry Ontario, Mr. Wright rejoined Magic Lantern in 2000, serving as its Chief Technology Officer, with responsibility for learning technology development and implementation.. He has extensive experience in fields including information technology development and management, public affairs and educational television production. After graduate studies, Mr. Wright joined the Ontario Ministry of Education in the 1971. He entered corporate life as Research Director for the Canadian distilling industry, subsequently serving as Senior Vice President, External Relations, with the Canadian Life and Health Insurance Association, with responsibility for all media, government and public relations activities. He left that position in 1986 to form Les Productions PVF, a Montreal-Toronto based video production company serving corporate and educational clients in Ontario and Quebec. He received his undergraduate degree from Sheridan College, University of Western Ontario.

            Richard Geist was added to the Board as part of the AOG Transactions. He is President of The Institute of Psychology and Investing, Inc., a management consulting firm he joined in 1994. He also publishes a micro-cap market newsletter, Richard Geist's Strategic Investing, and writes independent research reports for small and emerging companies. Dr. Geist serves as an Instructor in the Department of Psychology at Harvard Medical School and as a member of the Faculty of Massachusetts Institute for Psychoanalysis, the Board of Directors of David Derman's Institute of Psychology and Financial Markets and the Editorial Board of the Journal of Psychology and Financial Markets. Dr. Geist received his undergraduate degree and Doctorate in Psychology from Harvard University.

            Howard Balloch has served as a director of the company November, 2002. Mr. Balloch was Canada's Ambassador to China for more than five years, retiring from the Canadian Foreign Service in August 2001. Mr. Balloch has served as a director of Zi Corporation and Chairman of its Oztime subsidiary since August 2001. Zi Corporation holds 45% of our outstanding shares following our acquisition of Magic Lantern form Zi Corporation.

            Michael R. Mackenzie has served as a director of the company since November 2002. Mr. Mackenzie has been the Director General and Managing Partner of Champagne Jacquesson & Fils, Dizy since 1998. He was the Director of Jefferies Pacific Limited, Hong Kong, from 1994 to 1997 and is the Chairman of Mayfair Cellars Group, London and of Tasmanian Vineyards Pty. Mr. Mackenzie has served as director of three of Zi's Bermuda subsidiaries since July 2000 and as a Director of The Lindsell Train Investment Trust PLC since 2000. Mr. Mackenzie has served as a director of Zi Corporation since June 2001. Zi Corporation holds 45% of our outstanding shares following our acquisition of Magic Lantern form Zi Corporation.

            Michael Lobsinger has been chief executive officer of Zi since 1993 and President of Zi from 1993 to 2000. Mr. Lobsinger has also served as a director of Zi since 1987. Prior to joining Zi, he was engaged in various entrepreneurial ventures in real estate development and the oil and gas industry. Zi Corporation holds 45% of the Company's outstanding shares following our acquisition of Magic Lantern form Zi Corporation.

            Pierre Arbour was a director of the company from November 2002 until April 2, 2003. Mr. Arbour is the President and Founding Shareholder of Alkebec Inc., an oil and gas and venture capital company. From 1979 to 1990, he was the President of Monterey Capital Inc., a publicly traded company engaged in mining, industrial equipment and real estate. Prior to this, Mr. Arbour held various senior positions with Caisse de Depot from 1966, including Director and Portfolio Manager of the company's first equity department and Corporate Investment Advisor, where he orchestrated the takeover of M. Loeb by Provigo, creating the largest food distributor in Canada. Mr. Arbour holds a B.A. from the University of Montreal, and a B. Comm from McGill University. He has also served on the boards of numerous companies, including Repworld Holdings, Fraco Inc., and Palos Capital.

            Stephen Encarnacao has been a director of the company since January 2003. Mr. Encarnacao is currently the Chief Marketing Officer of BrainShift Inc. His extensive background in brand and executive management in such well-known consumer products companies as H. J. Heinz, Synectics, Reebok International, Puma and Converse spans over 3 decades. He is a director and private investor in AirCardio Labs Inc, Blackburne Advanced Racquet Systems, Brand Leaders International.Ltd, Brainshift Inc. and Secure Enterprise Technology.

_________________

[1] Mr. Siskind served as President and Chief Executive Officer following the company's transaction with AOG until the company's completion of its transaction with Magic Lantern.  Mr. Siskind currently acts as president of the Company.

[2] Mr. Connolly became President of the company following our acquisition of Magic Lantern on November 7, 2002.  Mr. Connolly acted as Magic Lantern's President since 1982.

            Executive Compensation

Background

            In November 2002 and in connection with our acquisition of Magic Lantern, the company's management, except for Richard Siskind, relinquished their management roles in favor of Magic Lantern's management group. As part of the transaction, the Company entered into a management agreement with Mr. Siskind, providing for his services as CEO and for support services from other R. Siskind & Co personnel. See "Management Agreements" below.

Compensation of Named Executive Officers

            The following table sets forth the total remuneration paid during the last three years to executive officers of the Company who earned over $100,000 in any of those years.

Summary Compensation Table
		Annual Compensation			Long Term Compensation Option/SAR Awards (#)	All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Other(2)

Harvey Gordon(1)	2002	$14,000	---	---	500,000	---

Richard Siskind(3) President and CEO	2002	$188,000	---	---	200,000	---
	2001	200,000	---	---	---	---
	2000	200,000	---	---	---	---
(1) For the period from November 7, 2002 to December 31, 2002.
(2) Perquisites and other benefits did not exceed 10% of any named officer's total annual salary.
(3) Served as an executive officer of the Company until November 7, 2002.

Stock Options

            Prior to the AOG transactions, we maintained four stock option plans adopted since 1994 ("Old Compensatory Plans"). Three of these are compensatory, designed to supplement or replace employee salaries and director fees with options for an aggregate of up to 2.2 million shares of the Company's common stock. The fourth such plan was adopted in connection with the 1998 change of control, which occurred as a result of the purchase by Richard Siskind of 1.9 million shares of common stock from the company's original founders. As part of that transaction, Mr. Siskind granted options to the Company's founders to reacquire a total of 1.5 million shares from him at exercise prices ranging from $.50 to $1.50 per share (the "Founder's Options"), and the Company issued to Mr. Siskind options to purchase up to 1.5 million newly issued shares of common stock on the same terms as the Founders Options, exercisable only to the extent the Founders Options are exercised (the "Mirror Options"). Later that year, Founder's Options covering 1,350,000 shares of common stock were acquired from the holders by Jon Siskind, a former officer and director of the Company and the son of Richard Siskind.

            The Company implemented the Old Compensatory Plans to provide officers, key employees and directors an opportunity to acquire or increase their proprietary interests in the company, adding to their incentive to contribute to its performance and growth. The exercise price for options granted under these plans was fixed by a Compensation Committee of the Board at 100% of the market price of the common stock on the date of the grant. Each option is exercisable for periods of up to ten years from the date of grant, or three months after termination of employment, with certain exceptions.

            Options granted under the Old Compensatory Plans covering a total of 1,877,000 shares of our common stock were outstanding prior to our transaction with AOG at exercise prices ranging from $.30 to $1.00 per share. As part of the AOG transactions, the Board adopted a new plan (the "Replacement Option Plan"), providing for the exchange of each stock option then outstanding with a new option, exercisable for three years thereafter for the same number of shares at an exercise price of $.50 per share except for those options whose exercise price was below $.50 a share originally or the exercise price of the exchanged option, if less than $.50 per share. Because the AOG transactions constituted a change of control triggering the immediate vesting of any unvested options under the terms of the Old Compensatory Plans, all of the replacement options vested immediately upon issuance. In June 2002, 170,000 options granted in connection with the AOG transaction were exercised at a price of $.27 per share (Richard Siskind exercised 50,000 options and each of Beverly Roseman, Jon Siskind, and Neil Siskind exercised 40,000 options). The following table shows options issued under the replacement option plan at the closing of the AOG transaction in April 2002. Because the exercise prices of all the options exceeded the prevailing market prices for the common stock on the issuance date, no dollar value is presented for the listed options.

Grants under the Replacement Option Plan
		Old Options			Replacement Options
Name of Holder	Position	Number of Shares Covered	Exercise Price	Dollar Value	Number of Shares Covered	Exercise Price	Dollar Value

Richard Siskind	President and CEO	900,000	$ .75	$---	900,000	$ .50	$---
		400,000.81		---	400,000.50		---
		500,000(1)	1.50	---	500,000.50		---
		500,000(1)	1.00	---	500,000.50		---
		476,000(1)	.50	---	476,000.50		---
Beverly Roseman	Vice President	75,000.81		---	75,000.50		---
		150,000.63		---	150,000.50		---
Jon Siskind	Vice President	75,000.81		---	75,000.50		---
		150,000.63		---	150,000.50		---
Neil Siskind	Vice President	15,000.44		---	15,000.44		---
		100,000.30		---	100,000.30		---
Other Employees (3 persons)		12,000.81		---	12,000.50		---

(1) Represents Mirror Options, which are exercisable only to the extent of any exercise of the corresponding Founders Options. See "Background" above.

Magic Lantern Option Plan

            Covered Shares    In connection with the company's acquisition of Magic Lantern we agreed to create a new stock option plan authorizing the grant of options to purchase an aggregate of 4.5 million shares of our common stock, representing 6% of our common stock to provide performance incentives for incumbent management and employees of Magic Lantern, its parent company and its subsidiaries at the time of our acquisition of Magic Lantern. Shares may be either previously unissued or reacquired shares. Shares that cease to be subject to an option because of its expiration or termination will again be available for the grant of options until termination of the plan.

            Administration.     All directors, officers and other employees of Magic Lantern prior to its acquisition by us, its parent companies prior to its acquisition by us, and its subsidiaries are eligible to receive options under the plan. In addition, all current and future employees of the company and its subsidiaries will be eligible to receive options under the plan, along with all of our directors. The Compensation Committee of our Board is responsible for administering this plan. Except for initial option grants for a total of 2,050,000 shares of our common stock provided for in the plan, the Compensation Committee will have sole discretion to select persons to receive options, determine the number of shares subject to each grant and prescribe the other terms and conditions of each award. The plan provides for the Committee, in making these determinations, to consider the position held by each eligible participant, the nature and value of his or her services and accomplishments, the present and potential contribution of the individual to our success and any other factors that the Committee considers relevant.

            Exercise Price.    The exercise price of each option granted under the plan must be equal to the fair market value of our common stock, as determined by the Compensation Committee at the time the option is granted. This was established at $.40 per share for all of the initial options awarded under the plan. Payment in full of the exercise price must be made upon the exercise of each option either in cash, shares of our common stock with a fair market value equal to the exercise price or by a combination of cash and shares equal to the exercise price. The proceeds received upon the exercise of options granted under the plan will be used for general corporate purposes.

            Termination.   Options granted under the plan may not be transferred except to the personal representative of a deceased employee. The plan provides for a period of three months during which an option, to the extent vested, may be exercised after the termination of a holder's employment for any reason other than cause, as defined in the plan. No options may be granted under the plan after the fifth anniversary of the closing of our acquisition of Magic Lantern, although the expiration date of previously granted options may extend beyond that date. The maximum term of any option is seven years.

            Adjustments.      The number of shares covered by the plan and the exercise price of outstanding options are subject to customary antidilution adjustments in the event of any recapitalization or similar change affecting our common stock. In the event we sell all or substantially all our consolidated assets, dissolve, merge or consolidate with another company or are involved in a tender offer for all or a substantial portion of our common stock, the Compensation Committee may amend all outstanding options to (1) permit their exercise prior to the effective date of the transaction or terminate unexercised options as of that date, (2) require the forfeiture of all options, provided we pay each grantee the excess of the fair market value of the common stock on that date over the option exercise price, or (3) make other provisions that it deems equitable.

            Plan Amendments.    The Board of Directors may amend the plan without further shareholder action, except for a modification that would (1) increase the number of covered shares, (2) extend the maximum option term or the expiration date of the plan, (3) permit grants below the fair market value of the common stock on the date of grant or (4) materially increase the benefits or modify the eligibility requirements under the plan. No amendment may adversely affect any then outstanding option without the consent of the holder.

            Initial Grants.    In accordance with the terms of the purchase agreement pursuant to which we acquired Magic Lantern, the plan provided for the issuance of options to the current outside directors of the company, the directors designated by Zi Corporation and the following officers of Magic Lantern at the time of the acquisition, exercisable for the respective number of shares of our common stock set forth opposite their names below at an exercise price of $.40. These initial options have a three-year term and will become exercisable in one-third cumulative annual installments, commencing six months from the closing of our acquisition of Magic Lantern. Upon a change of control, as defined in the plan, any unvested option will automatically become 100% vested.

INITIAL GRANTS UNDER THE LANTERN OPTION PLAN

Name of Recipient	Position	Covered Shares
Harvey Gordon	Chief Executive Officer	500,000
Dale Kearns	Interim Chief Financial Officer	75,000
Howard Balloch	Director	250,000
Michael R. Mackenzie	Director	250,000
Michael Lobsinger	Director	250,000
Pierre Arbour	Director(1)	250,000
Richard Geist	Director prior to acquisition	200,000
Richard Siskind	Chief Executive Officer and a director prior to acquisition	200,000

(1) Pierre Arbour served as a director from November 2002 until April 2, 2003.

Management Agreements

            Prior to May 2001, the Company and Richard Siskind were parties to a management agreement, providing for Mr. Siskind's employment as President and Chief Executive Officer for a three-year term that began with the 1998 Change of Control. In accordance with his management agreement, Mr. Siskind arranged a new credit facility for the Company, part of which he guaranteed, to provide the Company with adequate financial flexibility at lower costs than its prior facility. See "Background" above. Consistent with his objective of reducing the Company's overhead, Mr. Siskind received an annual salary of $200,000 for his services under the Management Agreement. In lieu of salary at a market rate, the Management Agreement provided for his receipt of the Mirror Options and the options issued to him under the other Old Compensatory Plans.

            As part of the AOG Transactions, the Company entered into a new management agreement with R. Siskind & Co. and Richard Siskind providing for various transitional accommodations and services from R. Siskind & Co. and Mr. Siskind for a period of up to five months pending the Company's relocation. These include:

The Company's continued use of the showroom space within the R. Siskind & Co. offices, at no cost to the Company
Apparel inventory sales services of R. Siskind & Co. personnel, also without cost to the Company other than related shipping and warehousing charges plus customary administrative costs and sales commissions
Restructuring of the Company's indebtedness to R. SISKIND & CO. to limit its recourse for repayment to proceeds from settlement of the Company's litigation against its domestic licensee of its Cross Colours trademark
Apparel inventory, litigation management and related services during the transition period from Mr. Siskind, who reserves the right to retain the office and authority of President of Stage II pending the sale of all or substantially all the Company's apparel inventory in place as of the Closing
A lock up on sales of the Company's common stock held by Mr. Siskind through April 15, 2003

            Following the acquisition of Magic Lantern by Zi, Zi entered into employment agreements with four employees of the Company and/or a subsidiary of the Company for a term of three years effective March 18, 2002, at annual base salaries aggregating approximately $263,000, $266,000, and $269,000 for each of the first three years of the contracts. In addition, these contracts provide for annual automobile allowances in the aggregate amount of approximately $22,000. All contracts can be extended for an additional two years and may be terminated by either party upon 90 days written notice or at any time by the Company for cause.

Compensation Committee Interlocks and Insider Participation

            The Compensation Committee of the Board is responsible for evaluating compensation arrangements for all officers and key employees and for administering the Company's employee benefit plans. The Compensation Committee was comprised of Messrs. Fertel and Greenberg, until November 7, 2002 at which time Messrs. Fertel and Greenberg resigned as directors of the company in connection with our acquisition of Magic Lantern and Messrs. Lobsinger and Mackenzie were appointed to the compensation committee. None of these directors has ever served as an officer of the Company or any of its subsidiaries or had any related party transactions with the Company in 2002, except that the law firm in which Mr. Fertel is a partner provided legal services to the Company during the year.

Compensation Committee Report on Executive Compensation

            Compensation Policy. During 2002, the Company provided below market compensation for its CEO and no salary for R. Siskind & Co. personnel assigned to its operations, as contemplated by our management agreement with R. Siskind & Co. See "Management Agreements" above. Under our executive compensation structure, we provide market salary to our CEO and provide incentive compensation to our other officers through stock option grants designed to attract and retain qualified executives with interests, as co-owners of the company, identical to those of its unaffiliated shareholders. The Board's objective, reflected in recommendations by the Compensation Committee, is to integrate these compensation components with the annual and long term performance of the company as well as the achievements and contributions of the individual executives. In this way, the Committee believes that the company's compensation program enables it to balance the relationship between compensation and performance in the best interests of the shareholders.

            Salary Reductions. Commencing in May 1998, management substantially replaced the members of the Company's prior management, who resigned their positions with the Company between August and October 1998. They were replaced by Richard Siskind as President and CEO, Beverly Roseman and Jon Siskind as Vice Presidents and, during 2001, Neil Siskind as a Vice President and Galina Sosonko as Chief Financial Officer. Each agreed to accept stock options in lieu of any salary until the Company achieved sustained profitability, except that Richard Siskind also received a below market salary of $200,000 in accordance with the Management Agreement. On November 7, 2002, then existing management was replaced in connection with our acquisition of Magic Lantern. At that time Magic Lantern's incumbent management undertook the management of the company. Management is currently Harvey Gordon as Chief Executive Officer, Dale Kearns as Interim Chief Financial Officer, Douglas Connolly as President, MLC Ventures, and George Wright as Chief Technology Officer.

            Stock Options. The Committee recommended that the management team added in 1998 receive option grants as the major or sole form of their compensation. In addition to the mirror options awarded to Richard Siskind, See- "Executive Compensation- Employee Benefit Plans", which are not compensatory, Richard Siskind was awarded compensatory options in 1998 to purchase 900,000 shares of common stock at an exercise price of $.75 per share and options to purchase 400,000 shares of common stock at an exercise price of $.8125 per share under a separate compensatory Plan. Prior to 2002, Beverly Roseman and Jon Siskind were each awarded options to purchase 150,000 shares of common stock at an exercise price of $.625 per share and subsequent options to purchase an additional 75,000 shares of common stock at an exercise price of $.8125 per share. Since these option packages vested over three years, no additional options were granted to these officers in 2002 or 2001. During 2001 and 2000, Neil Siskind, a son of Richard Siskind, provided executive services to the Company under our management agreement with the Company and received options to purchase an aggregate of 115,000 shares of common stock at exercise prices ranging from $.30 to $.44 per share. All of the options held by Richard Siskind, Beverly Roseman, Jon Siskind and Neil Siskind prior to our acquisition of Magic Lantern were exchanged under the Replacement Option Plan (see "Executive Compensation") for an equal number of options with an exercise price of $.50. In connection with our acquisition of Magic Lantern we agreed to create a new stock option plan authorizing the grant of options to purchase an aggregate of 4.5 million shares of our common stock, representing 6% of our common stock to provide performance incentives for incumbent management and employees of Magic Lantern, its parent company and its subsidiaries at the time of our acquisition of Magic Lantern. Under this plan Howard Balloch, Michael Mackenzie, Michael Lobsinger, and Pierre Arbour were each awarded 250,000 options and Richard Geist and Richard Siskind were each awarded 200,000 options. In addition, Harvey Gordon was awarded 500,000 options and Dale Kearns was awarded 75,000 options under the plan. See "Employee Benefit Plans" above.

            Conclusion. The Committee believes that the executive compensation policies implemented through its recommendations serve the interest of the company's shareholders and the long range goals of the company.

This report has been approved by the following
members of the Compensation Committee

                    Michael Lobsinger                Michael Mackenzie

Report of the Audit Committee

            The Audit Committee is responsible for monitoring the Company's internal controls and financial reporting process. The Committee held discussions with representatives of Mahoney Cohen & Company, CPA, P.C., the Company's independent auditors, to review the results of its audit of the Company's financial statements for the year ended December 31, 2002 and its evaluation of the Company's internal controls and financial reporting process. Mahoney Cohen also provided the Committee with information relating to its independence. Based on its discussions with Mahoney Cohen and related meetings with Company management, the Committee recommended that the Board approve the financial statements for inclusion in the company's annual report on Form 10-KSB for the year ended December 31, 2002 and approve the retention of Mahoney Cohen as independent auditors for 2003.

This report has been approved by the following
members of the Audit Committe

                    Richard Geist         Pierre Arbour(1)         Stephen Encarnacao

_______________

(1)   Pierre Arbour resigned as a member of the Audit Committee on April 2, 2003, following preparation of this Report.

Fees Incurred for Services of Mahoney Cohen

            For 2002, the Company incurred $68,161 in fees for audit services rendered by Mahoney Cohen, including review of quarterly statements. Mahoney Cohen did not provide any information technology services to the Company in 2002 but did provide services related to the preparation of federal, state and local tax returns and other related tax matters, for which the Company incurred fees aggregating $11,886 in 2002. The Company also incurred fees in connections with the acquisition of Magic Lantern aggregating $81,483.

Security Ownership of Certain Beneficial Owners and Management

            The following table shows the amount of common stock beneficially owned as of March 31, 2003 by (1) each person who we know owns beneficially more than 5% of the common stock, (2) each director of the Company, (3) each named executive officer and (4) the directors and named executive officers as a group.

5% Shareholders	Address of 5% Beneficial Owners	Common Stock Beneficially Owned	Percentage of Class

Richard Siskind	1385 Broadway New York, NY 10018	3,200,000(1)	4.8%
Zi Corporation	Suite 2100, 840 7th Avenue SW, Calgary, Alberta, T2P 3G2	29,750,000	44.6%
Lancer Offshore Inc.	c/o Magic Lantern Group 1075 North Service Road West, Suite 27 Oakville Ontario L6M 2G2	25,000,000	37.5%
Lancer Partners LP	c/o Magic Lantern Group 1075 North Service Road West, Suite 27 Oakville, Ontario L6M 2G2	5,000,000	7.5%
Named Executive Officers and Directors

Harvey Gordon		--
Dale Kearns		--
Douglas R. Connolly
George Wright
Richard Geist
Howard Balloch		--
Michael R. Mackenzie		--
Michael Lobsinger		--
Pierre Arbour		--
Stephen Encarnacao		--
Richard Siskind		3,200,000(1)	4.8%
Beverly Roseman (2)
Jon Siskind (2)
Galina Sosonko (2)
Barry Fertel (2)		40,000	0.0%
Robert Greenberg (2)		190,000	0.0%
All named executive officers and directors as a group (6 persons)		3,430,000(1)	5.1%

     (1) Includes a total of 1,300,000 shares issuable upon the exercise of options vested under the Old Compensatory Plans. Excludes shares that may be purchased from Richard Siskind by Jon Siskind upon exercise of Founders Options and shares issuable to Richard Siskind upon exercise of the Mirror Options. See "Executive Compensation - Stock Options."

     (2) Held position until November 7, 2002 at which time the incumbent management and directors replaced the company's management and directors, except for Richard Siskind who remained as director, in connection with our acquisition of Magic Lantern.

            Certain Relationships and Related Transactions

            During 2000, the Company purchased $1.3 million, of inventory from a company controlled by Richard Siskind ("RSC"), the former President, Chief Executive Officer and a director of the Company and sold $474,000 of inventory to RSC. At December 31, 2002 and 2001, the Company was indebted to RSC in the aggregate amounts of $189,000 and $475,000, respectively. In May 2001, the Company issued to RSC a promissory note evidencing $403,000 of the indebtedness, which bears interest at the rate of 8% per annum. At December 31, 2002, the balance outstanding on the promissory note was approximately $176,000. Interest of approximately $10,000 and approximately $21,000 was paid to RSC in 2002 and 2001, respectively.

            The Company utilized showroom, office and warehouse space under sublease arrangements with RSC. For the years ended December 31, 2002, 2001 and 2000, rent expense charged to operations, including warehouse and distribution charges, aggregated approximately $0, $113,000 and $140,000, respectively. The Company has no continuing obligations under these arrangements.

            It is the Company's policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties.

            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and principal financial officer, after evaluating the effectiveness of Magic Lantern's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 21, 2003, have concluded that, as of such date, Magic Lantern's disclosure controls and procedures were adequate and effective to ensure that material information relating to Magic Lantern and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in Magic Lantern's internal controls or in other factors that could significantly affect Magic Lantern's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Magic Lantern's internal controls. As a result, no corrective actions were required or undertaken.

PART IV

            Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)    Financial Statements and Schedules:

                    (1) Financial Statements: The financial statements listed in the Index under Item 8 are included at the end of this Report.

                    (2) Schedules: Schedule II

                    (3) Exhibits:

Exhibit Number	Exhibit

2.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2002).
3.2	By-Laws of the Company (Incorporated herein by reference to the Registrant's Registration Statement on form S-1, as amended (Reg. No. 33-12959))
4.1	Form of Stock Certificate (Incorporated herein by reference to the Registrant's Registration Statement on form S-1, as amended (Reg. No. 33-12959))
10.1	1998 Incentive Stock Option Plan (Incorporated herein by reference to the Registrant's Annual Report for the year ended December 31, 1998, filed on March 30, 1999)
10.2	1998 Nonqualified Stock Option Plan-A (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)
10.3	1998 Nonqualified Stock Option Plan-B (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)
10.4	JKC Group 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).
10.5	Stock Purchase Agreement dated as of August 2, 2002 among the Company and Zi Corporation (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).
10.6	Stock Purchase Agreement dated as of August 2, 2002 between the Company and Zi Corporation (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

            On October 16, 2002 we filed a current report on Form 8-K in connection with the amendment of our stock purchase agreement with Zi Corporation relating to our then pending acquisition of Magic Lantern Communications, Ltd.

            On November 13, 2002 we filed a current report of Form 8-K in connection with our acquisition of all of the outstanding stock of Magic Lantern Communications, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2003.

MAGIC LANTERN GROUP, INC. By: /s/ Dale P. Kearns Dale P. Kearns Interim Chief Financial Officer (Principal Financial and Accounting Officer)	By: /s/ Harvey Gordon Harvey Gordon Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.

	Title	Date

/s/ Richard Geist By: Richard Geist,	Director	April 15, 2003
/s/ Howard Balloch By: Howard Balloch	Director	April 15, 2003
/s/ Michael R. Mackenzie By: Michael R. Mackenzie	Director	April 15, 2003
/s/ Michale Lobsinger By: Michael Lobsinger	Director	April 15, 2003
/s/ Stephen Encarnaceo By: Stephen Encarnaceo	Director	April 15, 2003

CERTIFICATION

In connection with the Annual Report of Magic Lantern Group, Inc., formerly named JKC Group, Inc. (the "Company"), on Form 10-K for the period ended December 31, 2002, as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned, Dale P. Kearns, Interim Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

3.             The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-14 under the Exchange Act) for the Company, and we have (a) designed those disclosure controls and procedures to ensure that material information relating to the Company is made known to us by other personnel employed by the Company, particularly within the Reporting Period, (b) evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Effective Date") and (c) presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures.

4.             Based on our most recent evaluation, the Company's other certifying officer and I have disclosed to the Company's auditors and the audit committee of the Company's board of directors (a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data, (b) any material weakness in the Company's internal controls and (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

5.             The Company's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

/s/ Dale P. Kearns

Dale P. Kearns
Interim Chief Financial Officer
April 15, 2003

CERTIFICATION

In connection with the Annual Report of Magic Lantern Group, Inc., formerly named JKC Group, Inc. (the "Company"), on Form 10-K (the "Report") for the period ended December 31, 2002, (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Harvey Gordon, Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

3.             The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-14 under the Exchange Act) for the Company, and we have (a) designed those disclosure controls and procedures to ensure that material information relating to the Company is made known to us by other personnel employed by the Company, particularly within the Reporting Period, (b) evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Effective Date") and (c) presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures.

4.             Based on our most recent evaluation, the Company's other certifying officer and I have disclosed to the Company's auditors and the audit committee of the Company's board of directors (a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data, (b) any material weakness in the Company's internal controls and (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

5.             The Company's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

/s/ Harvey Gordon

Harvey Gordon
Chief Executive Officer
April 15, 2003

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Magic Lantern Group, Inc.:

We have audited the accompanying balance sheets of Magic Lantern Group, Inc. and subsidiaries (formerly, JKC Group, Inc. and Stage II Apparel Corp.) as of December 31, 2002 and 2001, and the related statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows and the related Schedule II for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magic Lantern Group, Inc. and subsidiaries (formerly, JKC Group, Inc. and Stage II Apparel Corp.) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial losses for the years ended December 31, 2002, 2001, and 2000, has a working capital deficiency at December 31, 2002 and lacks long-term financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York                                                                        Mahoney, Cohen & Company, CPA, P.C.

February 11, 2003

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

BALANCE SHEETS

(In thousands)

	December 31,
	2002	2001
ASSETS:
Current assets:
Cash	$ 696	$ 3
Marketable securities	--	6
Accounts receivable - trade, net of allowance for doubtful accounts of $70 at December 31, 2002	386	240
Miscellaneous receivables	218	--
Inventories	82	35
Prepaid expenses and other current assets	110	--
Total current assets	1,492	284

Property and equipment, at cost, less accumulated depreciation	1,110	--

Other assets:
Intangible assets, net of accumulated amortization of $80 at December 31, 2002	4,436	--
Goodwill	6,868	--
Trademark, less accumulated amortization of $67 at December 31, 2001	--	208
Cash surrender value of officers' life insurance	32	--
Security deposit and other assets	24	--
TOTAL ASSETS	$ 13,962	$ 492

LIABILITIES:
Current liabilities:
Current portion of long-term debt	$ 492	$ --
Due to factor	--	514
Note payable to affiliate	176	403
Accounts payable - trade	377	278
Accrued liabilities	613	--
Due to affiliate	--	72
Other current liabilities	13	90
Total current liabilities	1,671	1,357

Long-term liabilities:
Long-term debt, net of current portion	10	--
Note payable, including accrued interest	3,022	--
Total long-term liabilities	3,032	--

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 and 9,000 shares authorized at December 31, 2002 and 2001; 66,147 shares issued and outstanding at December 31, 2002 and 5,016 shares
issued at December 31, 2001	661	50
Additional paid-in capital	20,685	7,366
Deferred compensation	(966)	--
Accumulated deficit	(11,078)	(6,402)
	9,302	1,014
Less treasury stock, at cost; 889 shares at December 31, 2001	--	(1,879)
Accumulated other comprehensive loss	(43)	--
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	9,259	(865)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 13,962	$ 492

See Notes to Financial Statements.

Magic Lantern Group, Inc.
 (formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Year Ended December 31,
	2002 (1)	2001	2000
Net revenue	$ 386	$ 2,855	$ 9,891
Cost of sales	188	3,068	8,158
Gross profit (loss)	198	(213)	1,733
Commission and other income	--	10	18
	198	(203)	1,751
Selling, general and administrative expenses	1,192	1,404	2,638
Loss (Gain) on sale of marketable securities	--	11	(11)
Compensation expense from options	2,239	--	--
Impairment of goodwill	--	1,293	--
Impairment of trademark	181	--	--
Gain on settlement of litigation	(526)	(116)	--
Total expenses	3,086	2,592	2,627

Operating loss	(2,888)	(2,795)	(876)
Other income (expenses):
Royalty income	90	60	100
Interest income	--	9	75
Interest and factoring expenses	(43)	(218)	(572)
Loss before income taxes	(2,841)	(2,944)	(1,273)
Income taxes	--	33	7
Net loss	$ (2,841)	$ (2,977)	$ (1,280)
Basic and diluted net loss per common share:	$ (.09)	$ (.72)	$ (.31)
Weighted average common shares outstanding:
Basic	31,561	4,127	4,124
Fully diluted	31,561	4,127	4,124

(1) Includes the operations of Magicvision Media Inc. for the period November 7, 2002 to December 31, 2002 (see notes 1 and 3).

See Notes to Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Net loss	$ (2,841)	$ (2,977)	$ (1,280)
Other comprehensive income (loss):
Foreign currency translation adjustment	(43)	--	--
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	--	34	45
Less: reclassification adjustment for losses (gains) included in net income (loss)	--	11	(11)
	(43)	45	34
Comprehensive loss	$ (2,884)	$ (2,932)	$ (1,246)

See Notes to Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF SHAREHOLDERS' EQUITY/DEFICIT

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Treasury Treas. Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity (Deficit)
	Shares	Amount

Balance at December 31, 1999	5,011	50	$7,363		$(2,145)	$(1,879)	$ (79)	$3,310
Unrealized gains on securities, net of reclassification adjustment	--	--	--	--	--	--	34	34
Exercise of stock options	5	--	3	--	--	--	--	3
Net loss	--	--	--	--	(1,280)	--	--	(1,280)

Balance at December 31, 2000	5,016	50	7,366		(3,425)	(1,879)	(45)	2,067

Unrealized gains on securities, net of reclassification adjustment	--	--	--	--	--	--	45	45
Net loss	--	--	--	--	(2,977)	--	--	(2,977)

Balance at December 31, 2001	5,016	50	7,366	--	(6.402)	(1,879)	--	(865)

Issuance of common stock	31,211	312	1,144	--	(1,835)	1,879		1,500
Exercise of stock options	170	2	44	--				46
Common stock issued in connection with the acquisition of Magicvision Media Inc.	29,750	297	8,926	--				9,223
Repriced options			2,114					2,114
Options issued			1,086	(966)				120
Revaluation of options			5					5
Foreign currency translation adjustment							(43)	(43)
Net loss	--	--	--	--	(2,841)	--	--	(2,841)

Balance at December 31, 2002	66,147	$661	$20,685	$(966)	$(11,078)	$ --	$(43)	$9,259

See Notes to Financial Statements.

Magic Lantern Group, Inc.
 (formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,
	2002	2001	2000
Operating Activities:
Net loss	$ (2,841)	$ (2,977)	$ (1,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136	209	229
Loss on abandonment of fixed assets	--	14	--
Loss (gain) on sale of marketable securities	--	11	(11)
Gain on settlement of litigation, net of legal expenses	(526)	--	--
Impairment of goodwill	--	1,293	--
Write-off of deferred charges	--	61	--
Impairment of trademark	181	--	--
Compensation expense from options	2,239	--	--
Bad debts	3	--	--
Changes in assets and liabilities, net of effect of MVM acquisition:
Accounts receivable	265	(111)	264
Miscellaneous receivable	308	--	--
Inventory	25	2,808	(698)
Prepaid expenses	75	50	12
Other assets	--	29	--
Accounts payable and accrued liabilities	89	(212)	110
Due to affiliate	--	(275)	(293)
Other current liabilities	--	(67)	(5)
Other comprehensive loss	(43)		(5)
Deferred income		--	(100)
Net cash provided by (used in) operating activities	(89)	833	(1,772)
Investing Activities:
Purchase of property and equipment	(22)	--	(20)
Purchase of intangible assets	(69)	--	--
Cash acquired on the acquisition of MVM in excess of acquisition costs	212	--	--
Sale of available-for-sale marketable securities	6	601	205
Purchase of available-for-sale marketable securities	--	--	(68)
Proceeds from redemption of officer's life insurance	--	171	--
Decrease (Increase) in cash surrender value	--	13	246
Net cash provided by (used in) investing activities	127	785	363
Financing Activities:
Borrowings from factor	--	262	5,911
Repayment of long term debt	(79)	--	--
Repayments to factor	(514)	(2,384)	(5,092)
Issuance of common stock	1,500	--	--
Proceeds from (repayments to) loans evidenced by note payable to affiliate	(298)	403	--
Exercise of stock options	46	--	3
Net cash provided by (used in) financing activities	655	(1,719)	822
Net decrease in cash and cash equivalents	693	(101)	(587)
Cash, beginning of year	3	104	691
Cash, end of year	$ 696	$ 3	$ 104

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ 7	$ 33	$ 7
Cash paid for interest, excluding factoring fees	$ 6	$ 164	$ 449

Supplemental schedule of noncash investing and financing activities:
Stock and note payable to purchase MVM	$ 12,223	$ --	$ --

See Notes to Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business:

Magic Lantern Group, Inc., a New York corporation formerly named JKC Group, Inc. and Stage II Apparel Corp. (the "Company"), was engaged for over thirty years in the design and distribution of casual apparel, activewear and collection sportswear for men and boys. Historically, the Company's product lines were sold primarily to merchandising chains under exclusive and non-exclusive brand name licenses as well as proprietary and private labels. In response to the decline in its apparel distribution business, the Company elected to contract those operations during the last two years as part of a strategy to emphasize trademark licensing while reducing the costs and inventory risks associated with its core business.

On November 7, 2002, as more fully described in note 3, the Company acquired 100% of the issued and outstanding shares of Magicvision Media Inc. ("MVM") and its wholly owned subsidiary Magic Lantern Communications Ltd. ("MLC"), a Canadian corporation. The Company and its subsidiaries are involved in the marketing and distribution of educational video and media resources throughout Canada. The Company has exclusive distributing rights to a wide variety of film producers representing various subject matters that are distributed to a customer base throughout Canada. Tutorbuddy, Inc., ("TBY") a wholly owned subsidiary of MLC, provides an Internet based content delivery service designed to deliver content and related educational services on demand to students, teachers and parents. Sonoptic Technologies, Inc., a 75% owned subsidiary of MLC ("STI"), provides art digital video encoding services and has developed a proprietary video base indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to pre-existing material content.

The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company has sustained substantial losses for the years ended December 31, 2002, 2001, and 2000. The Company's cash position at the current rate of operating activity is insufficient to cover operating costs to April 30, 2003. The Company's working capital deficiency at December 31, 2002 was approximately $179,000, and has worsened since December 31, 2002. Historically, the Company has sought financing from its major shareholders and, at present, has received an expression from a major shareholder and its respective associates that they will provide short- term financial support to the Company while it continues to seek financing sufficient to fund its current business plan, including its investment in its digitization program. The short term financing currently under discussion, if completed, will fund the Company for approximately three months. Failing shareholder support and a longer-term financing solution, the sources of capital available to the Company include factoring of accounts receivable and reduction of discretionary investments in the digitization program and sales and marketing programs designed to increase revenue over the next twelve months. Specifically, the Company could elect to shut down the operations of Tutorbuddy and Sonoptic, which on a monthly basis would result in cash savings of approximately $67,000 but would involve expenditures to realize those savings. If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 2 - Summary of Significant Accounting Policies:

Use of estimates:

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

Principles of consolidation and minority interest in subsidiary:

The consolidated financial statements include the accounts of the Company, and for the period from November 7, 2002 to December 31, 2002 (see note 2), its wholly-owned subsidiary MVM and its wholly owned subsidiary MLC (collectively, the "Lantern Group"). The 25% minority interest liability with respect to STI is zero due to operating losses sustained by STI from its inception. Accordingly, 100% of the losses from STI are reflected in the statement of operations of the Company. All significant intercompany balances and transactions have been eliminated.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regard to accounts receivable is limited due to its large customer base.

Foreign exchange translation:

The Company's subsidiaries maintain their books and records in Canadian dollars, their functional currency.

Canadian dollar accounts in these consolidated financial statements are generally translated into U.S. dollars on the following bases:

(i) The assets and liabilities are translated at the exchange rate in effect at the consolidated balance sheet date.

(ii) Revenues and expenses are translated at the average rates of exchange in effect during the year.

(iii) Resulting translation adjustments are reflected as a separate component of shareholders' equity.

Accounts receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Inventories:

Inventories consist of raw materials and finished goods held for sale, which are valued at the lower of cost (first-in, first-out method) or market. The following table summarizes the components of inventory as at December 31:

(In thousands)

	2002	2001

Finished goods	$ 47	$ 35
Raw materials	35	-
	$ 82	$ 35

Property and equipment:

Property and equipment is recorded at cost. Furniture and fixtures, computers and software, and masters are depreciated on a straight-line basis over five years, two to three years, and ten years, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or remaining lease term.

Software costs:

The Company capitalizes qualifying software costs to be licensed to others once the point of technological feasibility is reached. Such costs are reported at the lower of unamortized costs and net realizable value. Amounts capitalized are amortized based on current and future revenue with minimum amortization not less than straight-line amortization over the remaining useful life. Estimated useful lives of qualifying software costs range from two to three years. Such qualifying costs for the period from November 7, 2002 to December 31, 2002 were approximately $69,000.

Income taxes:

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

Revenue Recognition:

The Company generates revenues, net of estimates for returns, from video sales and video dubbing. STI's revenues are generated from video encoding.

Net revenue from sales are recognized upon shipment. Revenues from digital video dubbing and video encoding are recognized when the dubbing and encoding processes are completed and the products are shipped to the customer.

Revenue from video sales, video dubbing, video encoding, and other revenue for the year ended December 31, 2002 were approximately $227,000, $69,000, $17,000, and $73,000, respectively.

Revenue from distribution and licensing of proprietary exploitation rights is recognized when all of the following conditions are met: [i] persuasive evidence of a sale or licensing arrangement with a customer exists; [ii] the license period of the arrangement has begun; [iii] the arrangement fee is fixed or determinable; and [iv] collection of the arrangement fee is reasonably assured.

The Company recognizes revenue from all categories of apparel sales at the time merchandise is shipped. Commissions from sales agency operations are recognized when services are provided to customers. The Company recognizes royalty revenue under trademark license agreements when its contractual royalty rights are earned. Any payments received under these agreements in excess of amounts earned are recorded as deferred revenue.

Shipping and handling costs:

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $18,000, $21,000, and $27,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Advertising and promotion:

The Company expenses advertising and promotional costs as incurred. Advertising and promotional expenses were approximately $38,000 for the year ended December 31, 2002.

Trademark:

The trademark acquired by the Company in 1999 is stated at cost and is amortized using the straight-line method over ten years. In 2002, the Company recorded an impairment charge of approximately $181,000 (the remaining balance) on the trademark as it was deemed by management to be worthless.

Goodwill:

Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is tested for impairment and written off when impaired, rather than being amortized. Goodwill is deductible for income tax purposes.

Net Income (Loss) per Common Share:

The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. For the years ended December 31, 2002, 2001, and 2000, common stock equivalents of 4,002,000, 1,877,000, and 1,821,000, respectively, were anti-dilutive.

Stock-Based Compensation:

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note 14-Stock Option Plans.

Comprehensive Income:

The Company follows SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in financial statements.

Recent pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 in 2002.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this statement provide a single accounting model for impairment of long-lived assets and intangibles with a definite life. SFAS 144 requires the Company to review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The provisions of this statement provide a single accounting model for impairment of long-lived assets and intangibles with a definite life. SFAS 144 requires the Company to review such assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company adopted SFAS 144 in 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 and is effective beginning after May 15, 2002. Currently, SFAS 145 is not expected to significantly impact the assessment of such liability by the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses the significant issues related to recognition, measurement, and reporting of costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Currently, SFAS 146 is not expected to significantly impact the assessment of such liability by the Company.

Note 3 - Business Combination:

On November 7, 2002, following approval by the Company's shareholders, the Company and Zi Corporation (NYSE: ZICA; TSE: ZIC), ("Zi"), concluded a Share Purchase Agreement, resulting in the Company's purchase of the Lantern Group (note 1). The transaction also resulted in a change to the Company's corporate name to Magic Lantern Group, Inc. and a related change in the AMEX trading symbol for its common stock to "GML," effective November 8, 2002.

The Company has accounted for its acquisition of the Lantern Group under the purchase method of accounting. The consideration for the Lantern Group was 29,750,000 common shares of the Company, representing 45% of its common shares outstanding after giving effect to the transaction. Shares issued were valued at $.31 per share when the terms of the transaction were established in a letter of intent between the parties. In addition, the Company issued a promissory note in the amount of $3,000,000, bearing interest at 5% per annum ("the Lantern Purchase Note"); and incurred acquisition costs of approximately $141,000. The Share Purchase Agreement provides for a performance based consideration adjustment to the purchase consideration.

Additional stock and cash consideration will be payable if operating results of Magic Lantern meet revenue and cash flow targets for the first twelve months after the closing (the "Performance Period") If operations of Magic Lantern during the Performance Period generate total revenues ("Lantern Revenues") exceeding $12,222,500 and earnings before interest, taxes, depreciation and amortization exceeding $3,000,000, Zi will be entitled to additional consideration equal to 50% percent of all Lantern Revenues for the Performance Period in excess of $12,222,500 (the "Earnout"), up to a maximum Earnout of $2,930,000. Any Earnout entitlement will be payable partly in cash and partly in common stock of the Company, valued for this purpose at $.31 per share ("Earnout Shares"), as follows:

Amount of Earnout	Portion Payable in Cash	Portion Payable in Earnout Shares
Up to $1,860,000	50%	50%
Between $1,860,000 and $2,930,000	100%	0%

Based on this allocation, Zi will be entitled to a maximum of three million Earnout Shares, which would increase its interest in the Company to 47.4% based on total shares outstanding at the time of the closing.

The Purchase Agreement also provides for a reduction in the purchase price if Lantern Revenues during the Performance Period are less than $5 million. In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Lantern Purchase Note.

The purchase price for the acquired businesses has been allocated among their assets and liabilities as of the closing date as follows:

(In thousands)

Cash	$ 353
Non-cash working capital	35
Property and equipment	1,128
Intangible assets	4,492
Goodwill	6,868
Indebtedness assumed	(513)
$ 12,363

Due to the decline in the apparel distribution business, the Company elected to contract distribution operations to third parties and emphasize trademark licensing as part of a strategy to reduce costs and inventory risk associated with its core business. As a result, the acquisition of the Lantern Group was completed. In addition, the acquisition also allows the Company to comply with its AMEX listing requirements. The market potential of the Lantern Group Acquisition resulted in a purchase price in excess of the fair value of the assets acquired, which resulted in the recognition of goodwill.

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1 of each year:

Pro Forma Information (unaudited, in thousands, except per share data)	2002	2001

Net Revenue	$ 2,557	$ 5,537
Net Loss	(4,782)	(4,676)
Loss per share - basic and diluted	(.08)	(.14)

The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that would be obtained in the future.

Note 4 - Segment Information:

In 2000, 2001, and 2002, up until the acquisition of the Lantern Group, the Company operated in the Apparel Distribution Segment, with sales primarily in the United States. Its customers were generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. During 2001, approximately 47% of net sales were made to two customers, and during 2000, approximately 10% of net sales were made to one customer. In April, 2002, the Company had substantially wound down the apparel segment and redirected its business (see note 5 - Equity Infusion), After the acquisition of the Lantern Group, the Company became involved in the marketing and distribution of educational and media resources throughout Canada, the Education and Distribution Segment.

Business segment information for the years ended December 31, are as follows:

	(In thousands)
	2002	2001	2000

Net Revenue
Apparel	$ 21	$ 2,855	$ 9,891
Education and Distribution	365	--	--
	$ 386	$ 2,855	$ 9,891

Operating loss
Apparel	$ 2,512	$ 2,795	$ 876
Education and Distribution	376	--	--
	$ 2,888	$ 2,795	$ 876

Identifiable total assets
Apparel	$ 834	$ 492	$ 5,697
Education and Distribution	13,128	--	--
	$ 13,962	$ 492	$ 5,697

Capital expenditures
Apparel	$ --	$ --	$ 20
Education and Distribution	91	--	--
	$ 91	$ --	$ 20
Depreciation and amortization
Apparel	$ 27	$ 209	$ 229
Education and Distribution	109	--	--
	$ 136	$ 209	$ 229

Note 5 - Equity Infusion:

On April 16, 2002, as part of the planned redirection of its business, the Company completed a $1.5 million equity infusion by Alpha Omega Group, Inc., a private investment group ("AOG"), pursuant to a stock purchase agreement with AOG dated as of August 23, 2001 (the "AOG Agreement"). In accordance with the AOG Agreement, the Company issued 30 million shares of its common stock to AOG at $.05 per share and an additional 2.1 million shares to AOG's advisory firm, representing 83% and 6%, respectively, of 36,227,267 common shares outstanding after the issuance. The parties also consummated various related transactions covered by the AOG Agreement (collectively with the equity infusion, the "AOG Transactions"), including the reconstitution of the Company's board of directors with three designees of AOG, an increase in the Company's authorized common stock to 100 million shares, transitional services from members of existing management and replacement of outstanding stock options with new options for the same number of shares exercisable for three years at the lower of $.50 per share or the exercise price of the replaced options (the "Replacement Options"), a change in the name from Stage II Apparel Corp. to "JKC Group, Inc." and a related change in the American Stock Exchange ("AMEX") trading symbol for its common stock from "SA" to "JKC," effective April 18, 2002.

Note 6 - Due to Factor:

The Company maintained a factoring and credit facility with a financial institution (the "Credit Facility"). The agreement covering the Credit Facility provides for the factor to purchase the Company's accounts receivable that it had preapproved, without recourse except in cases of merchandise returns or billing or merchandise disputes in the normal course of business. In addition, the factor was responsible for the accounting and collection of all accounts receivable sold to it by the Company. The factor received a commission under the Credit Facility in an amount less than 1% of the net receivables it purchased. The Credit Facility also provided for the issuance of letters of credit to fund the Company's foreign manufacturing orders and for short-term borrowings at a floating interest rate equal to 1/2% above the prime rate (5 1/4% at December 31, 2001). The aggregate amount of letters of credit and borrowings available under the Credit Facility was determined from time to time by the factor based upon the Company's financing requirements and financial performance. The Credit Facility was terminated without penalty by the Company in, 2002.

The Company was indebted to the factor under the Credit Facility at December 31 as follows:
(In thousands)
	December 31,
	2002	2001
Factor advances	$ --	$ 589
Accounts receivable	--	(75)
Net due to factor	$ --	$ 514

Note 7 - Property and Equipment:

Property and equipment consists of the following:

(In thousands)
	2002	2001
Furniture and fixtures	$ 383	$ 230
Computer and software	102	--
Masters and libraries	568	--
Leasehold improvements	91	12
	1,144	242
Less: accumulated depreciation and amortization	34	242
	$ 1,110	$ --

Note 8 - Intangible Assets:

Intangible assets consist of the following at December 31, 2002:

(In thousands)
Exclusive distribution agreements	$3,099
Internet and indexing software technologies	1,417
4,516
Less: accumulated amortization	80
$4,436

Distribution agreements are being amortized on a straight line basis over six years. Amortization expense for the year ended December 31, 2002 was approximately $80,000. Amortization of software technology has not yet commenced since the related software has not yet been deployed. Once the software is deployed, the software will be amortized on a straight line basis over three years.

Amortization expense for the next five years is expected to be approximately as follows:

(In thousands)
2003	$635
2004	989
2005	989
2006	871
2007	517

Note 9 - Long Term Debt:

Long-term debt consists of the following:

(In thousands)
2002
Provincial Holdings Ltd. (a)	$475
Atlantic Canada Opportunities Agency (b)	27
502
Less: current portion	492
$10

(a)	In June 1995, STI received an advance of $475,000 from PHL, its 25% shareholder. The PHL loan is evidenced by a demand promissory note with interest calculated at 6.75% per annum, which matures September 30, 2003. Included in accrued and other current liabilities is accrued interest of approximately $73,000.
(b)	The PHL loan agreement provides for repayment in full of principal plus accrued interest at the earlier of: the commencement of redemption of shares pursuant to a redemption agreement (see note 13, Redemption of shares of subsidiary); the maturity date; or any breach of STI's obligations under the loan agreement or any other agreement with PHL.
(c)	The loans made by Atlantic Canada Opportunities Agency to STI are unsecured and non-interest bearing. The loans are payable in monthly installments ranging from $176 per month to $1,445 per month and mature on various dates through April 2007.

Approximate future annual principal payments for long-term debt, for years ending December 31, are as follows:

(In thousands)

2003	$492
2004	5
2005	2
2006	2
2007	1
$502

Note 10 - Fair Value of Financial Instruments:

The carrying amounts of financial instruments approximate their fair values as of December 31, 2002 and 2001. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, due to factor, current potion of long-term debt, accounts payable, due to affiliate and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts. For marketable securities, fair values are based on quoted market prices at the reporting date for these or similar investments.

Note 11 - Related Party Transactions:

Services by Affiliate. During 2000, the Company purchased $1.3 million, of inventory from a company controlled by Richard Siskind (the "Affiliate"), the former President, Chief Executive Officer and a director of the Company and sold $474,000 of inventory to the Affiliate. At December 31, 2002 and 2001, the Company was indebted to the Affiliate in the aggregate amounts of $189,000 and $475,000, respectively. In May 2001, the Company issued the Affiliate a promissory note evidencing $403,000 of the indebtedness, which bears interest at the rate of 8% per annum. At December 31, 2002, the balance outstanding on the promissory note was approximately $176,000. Interest of approximately $10,000 and approximately $21,000 was paid to the Affiliate in 2002 and 2001, respectively.

Lease from Affiliate. The Company utilized showroom, office and warehouse space under sublease arrangements with the Affiliate. For the years ended December 31, 2002, 2001 and 2000, rent expense charged to operations, including warehouse and distribution charges, aggregated approximately $0, $113,000 and $140,000, respectively. The Company has no continuing obligations under these arrangements.

Note 12 - Income Taxes:

The provision for income taxes consists of the following:

(In thousands)
	Year Ended December 31,
Provision for income taxes::	2002	2001	2000
Domestic:
Current:
Federal	$--	$8	$--
State	--	25	7
	$--	$33	$7

The total provision for income taxes for the years ended December 31, 2002, 2001 and 2000 varied from the United States federal amounts computed by applying the U.S. statutory rate of 34% to pre-tax income (loss) as a result of the following:

(In thousands, except percentages)

	Year Ended December 31,
	2002	Rate	2001	Rate	2000	Rate
Computed expected tax (benefit)	$(966)	34.0%	$(1,004)	34.0%	$(433)	34.0%
Utilization of NOL carryforward	--	--	--	--	--	--
State and local income taxes (benefit), net of federal income tax benefit	--	--	25	(.8)	7	(.5)
Foreign taxes less than statutory rate	142	(5.0)	--	--	--	--
Change in valuation allowance	824	(29.0)	1,003	(34.0)	429	(33.7)
Adjustment of previously recorded tax benefit	--	--	--	--	3	3.7
Nondeductible expenses for income tax purposes	--	--	1	--	4	(.3)
Other	--	--	8	(.3)	--	--
	$--	--	$33	(1.1)%	$7	(.5)%

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

(In thousands)
	December 31,
	2002	2001
Current deferred tax assets:
Inventory tax basis greater than financial statement basis	$--	$1
Allowance for bad debt	24	--
Less valuation allowance	(24)	(1)
Net current deferred tax assets	$--	$--
Long-term deferred tax assets:
Net operating loss carryforward	$4,475	$4,069
Stock option compensation	762	--
Amortization of goodwill and covenant not to compete	1,015	1,171
Total long-term deferred tax assets	6,252	5,240
Less valuation allowance	(6,252)	(5,240)
Net long-term deferred tax assets	$--	$--

For the years ended December 31, 2002, 2001 and 2000, the Company recorded net increases in the total valuation allowance of $1,035,000, $2,104,000 and $549,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2002, the Company had U.S. net operating loss carryforwards for income tax purposes of approximately $10,100,000 million expiring through 2022, subject to significant annual limitations. At December 31, 2002, the Company had Canadian net operating loss carry forwards for income tax purposes of approximately $1,036,000, of which approximately $418,000 resulted subsequent to the acquisition of the Lantern Group, expiring through 2009.

The change in ownership in 1998, the sale of common stock in April 2002 to AOG, and the acquisition of MVM in November 2002 has resulted in a limitation on future annual utilization of US net operating losses pursuant to Internal Revenue Code Sections 382 and 383.

Note 13 - Commitments and Contingencies:

License Agreements. The Company's license agreements generally require minimum royalty payments and advertising expenditures, as well as providing for maintenance of quality control. Royalty expense for the years ended December 31, 2002, 2001 and 2000 aggregated approximately $0, $18,000 and $152,000, respectively.

Litigation Settlement. The Company licensed its Cross Colours trademark for domestic sales of boys' sportswear apparel under an agreement with a three-year term scheduled to end in 2002. In 2000, following the licensee's failure to pay minimum royalties, the Company brought an action in New York County Supreme Court against the licensee for damages in excess of $1.5 million under the license agreement. Minimum royalties to the Company required under the agreement were $420,000 in 2001 and $660,000 in 2002. In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee. The settlement is payable in a contemporaneous installment of $335,000 and the balance of $200,000 in January 2003. The Company assigned its rights to the January 2003 settlement installment in satisfaction of its remaining obligations under notes payable to an affiliate. On January, 2003, the final installment in the amount of $200,000 was received by the affiliate and applied in full against the note payable to the affiliate in the amount of $176,000.

Miscellaneous Claims. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Lease commitments. The future minimum annual lease payments under operating leases for the years ended December 31, are as follows:

(In thousands)

	Office Equipment	Premises	Total
2003	$18	$227	$245
2004	14	152	166
2005	8	160	168
2006	3	122	125
2007	--	119	119
2008	--	99	99
	$43	$879	$922

Rent expense for 2002, 2001, and 2000 was approximately $33,000, $113,000, and $140,000, respectively.

Redemption of shares of subsidiary. STI is party to a redemption agreement dated March 15, 1995 and extended to September 30, 2003 with its 25% minority shareholder, Provincial Holdings Ltd. ("PHL"). Provided STI has repaid all indebtedness to PHL, the shares held by PHL (PHL holds twenty five of the one hundred common shares outstanding) may be redeemed by STI for an amount equal to a notional purchase price per share plus the increase per share in retained earnings of STI to the date of redemption and deducting therefrom the interest paid on the PHL loan. There has been no repayment on the loan as at December 31, 2002. The shares may be redeemed pro rata.

As at December 31, 2002, the redemption value of the shares equaled a nominal amount.

Employment agreements. The Company entered into employment agreements with four executives of the Company and/or a subsidiary of the Company for a term of three years effective March 18, 2002, at annual base salaries aggregating approximately $263,000, $266,000, and $269,000 for each of the first three years of the contracts. In addition, these contracts provide for annual automobile allowances in the aggregate amount of approximately $22,000. All contracts can be extended for an additional two years and may be terminated by either party upon 90 days written notice or at any time by the Company for cause.

Note 14 - Stock Option Plans:

The Company maintains Incentive Stock Option Plans (the "Plans") adopted in 2002, 1998, and 1994 providing for the grant of options to purchase up to 4,500,000 shares, 1,000,000 shares, and 300,000 shares, respectively, of the Company's common stock to key employees of the Company. The purchase price per share of common stock issuable upon the exercise of options granted under the Plans is fixed by a Compensation Committee of the Board of Directors in an amount equal to, at least 100% of the market price of the common stock on the date of the grant or 110% of the market price for any grantee of an incentive stock option who directly or indirectly possess more than 10% of the total combined voting power of all classes of the stock of the Company or any parent or subsidiary thereof. Each option granted under the Plans is exercisable for periods of up to ten years from the date of grant.

In addition, Mr. Siskind, President, has options to purchase 900,000 shares of common stock at an exercise price of $.50.

Stock option activity for each of the three years ended December 31, 2002 is summarized below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	1,801,000	$.793
Options granted	35,000.518
Options canceled	(15,000)	1.250
Balance at December 31, 2000	1,821,000.781
Options granted	115,000.300
Options exercised	--	--
Options canceled	(59,000)	.751
Balance at December 31, 2001	1,877,000.752
Options granted	2,295,000.382
Options exercised	(170,000)	.270
Balance at December 31, 2002	4,002,000	$.437
Option Exercisable and Available for Grant
Exercisable at December 31,
2000	1,821,000
2001	1,877,000
2002	4,002,000
Available for grant at December 31,
2000	379,000
2001	323,000
2002	2,698,000
Weighted average fair value of options granted during the year ended December 31,
2000	$ .52
2001	.30
2002	.56
Weighted average remaining contractual rights (in months) at December 31, 2002	32

Prior to the AOG transactions, the Company maintained four stock option plans adopted since 1994. Three of these are compensatory, designed to supplement or replace employee salaries and director fees with options for an aggregate of up to 2.2 million shares of the Company's common stock. The fourth such plan was adopted in connection with the 1998 change of control as a result of AOG's investment in the company, which included the purchase by Richard Siskind of 1.9 million shares of common stock from the company's original founders in connection with such transaction. As part of that transaction, Mr. Siskind granted options to the founders to reacquire a total of 1.5 million shares from him at exercise prices ranging from $.50 to $1.50 per share referred to as the founder's options, which are not reflected in the above table, and the Company issued to Mr. Siskind options to purchase up to 1.5 million newly issued shares of common stock on the same terms as the founders options, exercisable only to the extent the founders options are exercised. During 1998, founder's options covering 1,350,000 shares of common stock were acquired from the holders by Jon Siskind, a former officer and director of the Company and the son of Richard Siskind.

In connection with the company's acquisition of Magic Lantern The Company agreed to create a new stock option plan authorizing the grant of options to purchase an aggregate of 4.5 million shares of common stock, representing 6% of common stock to provide performance incentives for incumbent management and employees of Magic Lantern, its parent company and its subsidiaries at the time of the Company's acquisition of Magic Lantern. Shares may be either previously unissued or reacquired shares. Shares that cease to be subject to an option because of its expiration or termination will again be available for the grant of options until termination of the plan. As at December 31, 2002, no options had been issued under this plan.

The Company follows APB Opinion 25, Accounting for Stock Issued to Employees, to account for employee stock option plans. An alternative method of accounting for stock options is Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under FAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. The Company has adopted the disclosure-only provision of FAS 123 and, as described in Note 2, will continue to apply APB 25 to account for stock options. If the Company had elected to determine compensation expense as provided in FAS 123, the pro forma effect would have been as follows:

(In thousands)
	Year Ended December 31,
	2002	2001	2000
Net loss -- as reported	$(2,841)	$(2,977)	$(1,280)
Net loss -- pro forma	(2,919)	(3,029)	(1,600)
Loss per share -- as reported	(.09)	(.72)	(.31)
Loss per share -- pro forma	(.09)	(.73)	(.39)

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The value was estimated for 2002 using a weighted average expected life of three to five years, volatility of 59.3% and risk-free interest rate ranging from 2.2% to 4.03%. The value was estimated for 2001 using a weighted average expected life of one year, volatility of 172.16% and risk-free interest rate of 4.5%. The value was estimated for 2000 using a weighted average expected life of one year, volatility of 195.0% and risk-free interest rate of 5%. The dividend yield was 0% for each of 2002, 2001 and 2000.

Outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would have had an antidilutive effect for the periods presented. See Note 1 - Summary of Significant Accounting Policies - Net Loss per Common Share.

Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No.  123, Accounting for Stock-Based Compensation ("FAS 123"). FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, dictates when the exercise price of a fixed price option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, forfeited, or expires. Accordingly, the Replacement Options must be valued, and the compensation cost must be recognized and adjusted for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,877,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of approximately $2,114,000 for the year ended, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing adjustments based on changes in the market price of the Company's common stock.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

MAGIC LANTERN GROUP, INC. (FORMERLY, JKC GROUP, INC., AND STAGE II APPAREL CORP.)

(In thousands)
Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for returns, discounts and bad debts:

Year ended December 31, 2002	$--	$3	$67	$--	$70

Year ended December 31, 2001	24		--	(24)(1)	--

Year ended December 31, 2000	17	76	--	(69)(1)	24

______________________________

(1) Writeoff of uncollectible accounts.