Form 10-Q
period 2003-05-20
MAGIC LANTERN GROUP  INC
filed 2003-05-20
CIK 811933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003                        Commission File No. 1--9502

MAGIC LANTERN GROUP, INC.
 (Formerly JKC GROUP, INC. and STAGE II APPAREL CORP.)
(Exact name of registrant as specified in its charter)

                        New York                                                                                                                              13--3016967
        (State or other jurisdiction of                                                                                                     (I.R.S. Employer
        incorporation or organization)                                                                                                    Identification No.)

        1075 North Service Road West, Suite 27
            Oakville, Ontario                                                                                                                             L6M 2G2
(Address of principal executive offices)                                                                                                   (Zip Code)

1385 Broadway
New York, New York 10018
(Address of Previous Principal Executive Offices and Zip Codes)

Registrant's telephone number, including area code: (905) 827--2755

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Title of Class                                                                         Outstanding at May 1, 2003

                                        Common Stock                                                                                     66,197,267

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

1

PART I.    FINANCIAL INFORMATION

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Current assets:
Cash	$188	$696
Accounts receivable - net of allowance of $60 at March 31, 2003 and $70 at December 31, 2002	468	386
Miscellaneous receivable	29	218
Inventories	77	82
Prepaid expenses and other current assets	94	110
Total current assets	856	1,492

Property and equipment, at cost, less accumulated depreciation and amortization	1,147	1,110

Other assets:
Intangible assets, net of accumulated amortization	4,541	4,436
Goodwill	6,868	6,868
Cash surrender value of officers' life insurance	--	32
Security deposit and other assets	26	24
TOTAL ASSETS	$13,438	$13,962

LIABILITIES:
Current liabilities:
Current portion of long-term debt	$528	$492
Note payable to affiliate	--	176
Accounts payable - trade	504	377
Accrued liabilities	676	613
Other current liabilities	3	13
Total current liabilities	1,711	1,671

Long-term liabilities:
Long-term debt, net of current portion	7	10
Note payable, including accrued interest	3,060	3,022
Total long-term liabilities	3,067	3,032

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 authorized at March 31, 2003 and December 31, 2002; and 66,147 shares outstanding at March 31, 2003 and December 31, 2002	662	661
Additional paid-in capital	18,936	20,685
Deferred compensation	(875)	(966)
Accumulated deficit	(10,191)	(11,078)
	8,532	9,302
Accumulated other comprehensive income (loss)	128	(43)
TOTAL SHAREHOLDERS' EQUITY	8,660	9,259

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$13,438	$13,962

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Net revenue	$719	$17
Cost of sales	273	27

Gross profit (loss)	446	(10)

Selling, general and administrative expenses	985	148
Depreciation and amortization	192	--
Compensation expense from options	91	--
Compensation adjustment from replacement options	(1,762)	--
Operating income (loss)	940	(158)

Other income (expenses):
Interest expense	(53)	(15)
Royalty and other income	--	23
Gain on sale of marketable securities	--	30

Net income (loss)	$887	$(120)

Income (Loss) per common share:
Basic	$.01	$(.03)
Diluted	$.01	$(.03)

Weighted average common shares outstanding
Basic	66,188	4,127
Fully diluted	70,313	4,127

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$887	$(120)

Other comprehensive income:
Foreign currency translation adjustment	171	--
Reclassification adjustment for gains included in net loss	--	(30)
	171	(30)

Comprehensive income (loss)	$1,058	$(150)

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity Deficit
	Shares	Amount

Balance at December 31, 2002	66,147	$661	$20,685	$(966)	$(11,078)	$(43)	$9,259
Exercise of stock options	50	1	13	----			14
Compensation adjustment from replacement options			(1,762)				(1,762)
Amortization of deferred compensation				91			91
Foreign currency translation adjustment						171	171
Net Income	----	----	----	----	887	----	887

Balance at March 31, 2003	66,197	$662	$18,936	$(875)	$(10,191)	$128	$8,660

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002

Net cash provided by (used in) operating activities	$(433)	$118

Investing Activities:
Purchase of property and equipment	(40)	--
Purchase of intangible assets	(88)	--
Proceeds from redemption of life insurance policies	35	--
Sale or redemption of marketable securities	--	36

Net cash provided by (used in) investing activities	(93)	36

Financing Activities:
Exercise of stock options	14	--
Repayment of long-term debt	(5)	--
Factor financing, net	--	(247)
Increase in note payable--affiliate	--	91

Net cash provided by (used in) financing activities	9	(156)

Effect of foreign exchange on cash	9	--

Net decrease in cash	(508)	(2)
Cash at beginning of year	696	3

Cash at end of period	$188	$1

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$--	$4

Cash paid for interest, excluding factoring fees	$--	$5

Supplemental disclosure of noncash financing activities:

In January, 2003, the remaining $200,000 in settlement of the litigation against the Company's domestic licensee of its Cross Colours trademark was received by an affiliate of the Company and was applied to fully offset the note payable to affiliate, including accrued interest thereon.

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

        The accompanying unaudited condensed financial statements of Magic Lantern Group, Inc. and subsidiaries, formerly JKC Group, Inc., formerly Stage II Apparel Corp. (the "Company"), have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at March 31, 2003 and its results of operations, comprehensive income (loss), stockholders equity and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 2 to the audited Financial Statements included in its Annual Report on Form 10--K for the year ended December 31, 2002 and are incorporated herein by reference.

        The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company's working capital deficiency at March 31, 2003 was approximately $855,000. As of the date hereof, cash on hand which includes $220,000 from subscriptions is sufficient to fund operations for up to two months. The Company has made application to the American Stock Exchange to issue a maximum of six million units (the "Unit"). Each Unit is comprised of one common share at $0.50 per share and one share purchase warrant, exercisable for a period of three years, at $0.60 per share. As of the date of filing of this report, share subscriptions representing 520,000 Units totaling $260,000 were received. In the event the Company does not raise a minimum of $1 million from the sale of Units (including the $220,000 on hand from subscriptions) it will be required to further reduce discretionary spending, particularly in the digitization program. If the Company is unable to obtain a sufficient amount of long--term financing it raises substantial doubt about its ability to continue as a going concern.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 2.    Recent Pronouncements/Accounting Policies

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

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94--3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in its entirety and addresses the significant issues related to recognition, measurement, and reporting of costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94--3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Currently, SFAS 146 is not expected to significantly impact the assessment of such liability by the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock--Based Compensation--Transition and Disclosure -- an amendment of FASB Statement No.123" ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock--Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock--based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock--based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company is in the process of analyzing whether or not it will adopt fair value methodology under SFAS 148.

        At March 31, 2003, the Company has four stock--based compensation plans, more fully described in the annual report on Form 10--K. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock--based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock--Based Compensation, to stock--based employee compensation.

(In thousands, except per share amounts)

	March 31, 2003	March 31, 2002
Net income (loss), as reported	$887	$(120)
Deduct: Total stock--based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(154)	----
Pro forma net income (loss)	$733	(120)

Earning (loss) per share:
Basic and diluted -- as reported	$.01	(.03)
Basic and diluted -- pro forma	$.01	(.03)

Note 3.    Earnings Per Share

        The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The following reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2003

March 31, 2003
Weighted average common shares outstanding -- basic	66,188
Effect of dilutive securities:
Employee stock options	4,125
Weighted average common shares and share equivalents outstanding -- diluted	70,313

Diluted shares have not been used in the calculation of EPS for the three months ended March 31, 2002 as they are anti--dilutive.

Note 4.    Commitments and Contingencies

        Miscellaneous Claims. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Note 5.    Business Combinations

        On November 7, 2002, following approval by the Company's shareholders, the Company and Zi Corporation (NASDQ: ZICA; TSE: ZIC), ("Zi"), concluded a Share Purchase Agreement, resulting in the Company's purchase of the Lantern Group. The transaction also resulted in a change to the Company's corporate name to Magic Lantern Group, Inc. and a related change in the AMEX trading symbol for its common stock to "GML," effective November 8, 2002.

        The Company has accounted for its acquisition of the Lantern Group under the purchase method of accounting. The consideration for the Lantern Group was 29,750,000 common shares of the Company, representing 45% of its common shares outstanding after giving effect to the transaction. Shares issued were valued at $.31 per share when the terms of the transaction were established in a letter of intent between the parties. In addition, the Company issued a promissory note in the amount of $3,000,000, bearing interest at 5% per annum; and incurred acquisition costs of approximately $141,000. The Share Purchase Agreement provides for a performance based consideration adjustment to the purchase consideration.

The purchase price for the acquired businesses has been allocated among their assets and liabilities as of the closing date as follows:

(In thousands)

Cash	$353
Non--cash working capital	35
Property and equipment	1,128
Intangible assets	4,492
Goodwill	6,868
Indebtedness assumed	(513)
$12,363

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1, 2002:

Pro Forma Information (unaudited, in thousands, except per share data)	March 31, 2002

Net Revenue	$597
Net Loss	(470)
Loss per share --basic and diluted	(.01)

The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that would be obtained in the future.

Note 6.    Segment Information

In 2002, up until the acquisition of the Lantern Group on November 7, 2002, the Company operated in the Apparel Distribution Segment, with sales primarily in the United States. Its customers were generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. After the acquisition of the Lantern Group, the Company became involved exclusively in the marketing and distribution of educational and media resources throughout Canada, the Education and Distribution Segment, accordingly, the results for the three months ended March 31, 2003 are entirely derived from this segment.

Note 7.    Intangible Assets

Intangible assets consist of the following:

(In thousands)

	March 31, 2003 (unaudited)	December 31, 2002
Distribution agreements	$3,207	$3,099
Indexing software technologies	1,553	1,417
	4,760	4,516
Less: accumulated amortization	219	80
	$4,541	$4,436

Distribution agreements are being amortized on a straight line basis over six years. Amortization expense on distribution agreements for the quarter ended March 31, 2003 was approximately $139,000 ($0 --March 31, 2002). Amortization of software technology has not yet commenced since the related software has not yet been deployed. Once the software is deployed, the software will be amortized on a straight line basis over three years.

Note 8.    Stock--Based Compensation.

Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in SFAS 123 as amended by SFAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. Under SFAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,114,000 for the year ended 2002, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On March 31, 2003, the closing price of the Company's common stock on the AMEX was $.70 per share. The decrease in market price from the end of the prior quarter resulted in an adjustment of $1,762,000 for the three months ended March 31, 2003, reversing previously recorded compensation expense in 2002. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Magic Lantern Group, Inc., formerly JKC Group, Inc., and previously Stage II Apparel Corp. (the "Company"), was engaged for over 20 years primarily as a distributor of proprietary and licensed brand name casual apparel, activewear and collection sportswear for men and boys. In response to a decline in its apparel distribution operations, the Company elected to contract those operations to third parties during the last two years as part of a strategy of reducing the costs and inventory risks associated with its historical core business and repositioning the Company through one or more acquisitions. On August 2, 2002, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Zi Corporation, a Canadian--based provider of intelligent interface solutions ("Zi"), for the Company's purchase of Magic Lantern Communications Ltd. ("MLC") and its subsidiaries (collectively, "Magic Lantern").

        Founded in 1975, Magic Lantern is a Canadian distributor of educational and learning content in video and other electronic formats. Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 13,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including Disney Educational, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet--enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding services and has developed a proprietary videobase indexing software that allows users to aggregate, bookmark, re--sort and add their own comment boxes to existing content. Magic Lantern is headquartered near Toronto, Canada with offices in Saint John, New Brunswick and Vancouver, British Columbia.

        Magic Lantern was acquired in October 1996 by NTN Interactive Network Inc. ("NTN"). In March 2002, members of Magic Lantern's management formed MagicVision Media Inc. ("MagicVision") to acquire 100% of Magic Lantern's capital stock from NTN and contemporaneously sold their interests to Zi for $1,359,000 (including transaction costs) plus 100,000 common shares of Zi valued at $499,000.

        On November 7, 2002, the Company and Zi consummated the transactions contemplated by the Purchase Agreement (the "Magic Lantern Transactions") following their approval by the Company's shareholders. The Company's acquisition of Magic Lantern was implemented through its purchase from Zi of all the outstanding capital stock of MagicVision, in consideration for a three--year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company's common stock, representing 45% of its common shares outstanding after the closing. The Purchase Agreement provides for additional stock and cash consideration up to $2,930,000 or offsets against the Company's promissory note up to $1 million based on Magic Lantern's operating results for the first twelve months after the closing. See "Liquidity and Capital Resources -- Liquidity." As part of the Magic Lantern Transactions, the Company added three designees of Zi to its board of directors, implemented a new stock option plan primarily for management and employees of Magic Lantern, changed its corporate name to Magic Lantern Group, Inc. and, effective November 8, 2002, changed its AMEX trading symbol to "GML."

        The Company accounted for its acquisition of Magic Lantern under the purchase method. The purchase price for the acquired businesses was allocated among their assets and liabilities as of the closing date. For this purpose, the 29,750,000 shares of the Company's common stock issued to Zi as part of the purchase price for the acquired businesses was valued based on their market price in June 2002 when the terms of the Magic Lantern Transactions were established in a letter of intent between the parties. Based on the market price of $.31 per share for the Company's common stock at that time, the total purchase price and related transactions costs without regard to any adjustments for post--acquisition operating results aggregated approximately $12,363,000, of which approximately $6,868,000 has been allocated to goodwill, approximately $4,492,000 to intangible assets, and approximately $1,128,000 to property and equipment.

        Risks Associated with the Magic Lantern Acquisition Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For its last three fiscal years ending

August 31, Magic Lantern incurred net losses aggregating $1.2 million. See "Liquidity and Capital Resources -- Capital Resources." The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology. A discussion of these and other related business risks is included in the Company's proxy statement dated October 15, 2002 for the Magic Lantern Transactions.

        Registration statement. On December 31, 2002, the Company filed a registration statement on Form S--3 with the Securities and Exchange Commission covering the potential resale of 64,300,000 shares of common stock by the holders thereof. Of the Shares covered by the Prospectus, 31,550,000 were issued by the Company in early 2002 through a private placement with AOG, 29,750,000 were issued by the Company as part of the consideration on the acquisition of Magic Lantern and up to 3,000,000 may be issued under an earnout arrangement for this acquisition. See "Equity Infusion" and "Magic Lantern Acquisition." The Company will not receive any proceeds from the sale of shares under the Prospectus.

        Stock--Based Compensation. Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock--Based Compensation ("FAS 123"), as amended by FAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. See "Equity Infusion" above. Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,114,000 for the year then ended, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On March 31, 2003, the closing price of the Company's common stock on the AMEX was $.70 per share. The decrease in market price from the end of the prior quarter resulted in an adjustment of $1,762,000 for the three months ended March 31, 2003 reversing previously recorded compensation expense, in 2002. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Results of Operations

        Quarters ended March 31, 2003 and 2002. Net sales were $719,000 for the quarter ended March 31, 2003 (the "2003 Period"), compared to $17,000 for the quarter ended March 31, 2002 (the "2002 Period"). The increase primarily reflects a contraction of the Company's apparel distribution business ("Apparel Distribution ") as part of its strategy to focus on licensing opportunities and implement the Business Redirection. During the 2003 Period, all revenues were derived from Education and Distribution.

        Net sales of Magic Lantern's VHS learning content increased in the first quarter of 2003 period by $157,008 or 54.3% compared to the first quarter of 2002 (from the activities of Magic Lantern prior to its acquition by JKC) due to an increase in marketing efforts. During the quarter, the Company created and staffed an inside telesales unit to directly market to its customers and installed a Customer Relationship Management system to support the inside sales unit. In addition, the Company added a content preview function and an ecommerce module to the www.magiclantern.ca website to allow its customers to select and order product online. The Company continues to build out these sales capabilities to ensure they are up to full strength for the fall back--to--school selling season. The Company views this as a timing issue and expects this revenue to be recouped later in the year. Net sales from the Company's dubbing operations decreased in the first quarter of 2003 by $58,434 from the first quarter of 2002. In the first quarter of 2002 there was an unusually large one--time order of $66,255 that was not repeated in 2003. Net sales from the Company's contract with the British Columbia Learning Connection increased by $46,330 in the first quarter of 2003 compared with sales in the first quarter of 2002 as a result of increased marketing efforts to the schools in British Columbia.

        The Company was successful in maintaining all of its relationships with its producers and converting 3 non--exclusive contracts to exclusive Canadian contracts, blocking competition from selling these product lines in

Canada. In addition, the Company secured 2 new exclusive contracts for learning content from other Canadian competitors. These 5 new exclusive contracts increase the size of our exclusive library of learning content by over 1,000 new titles. The revenue from new content acquisition is typically delayed by 90 days as the company rolls--out a marketing program to inform the customers of the availability of the new content.

        Cost of goods sold increased to $273,000 in the 2003 Period compared to $27,000 in the 2002 Period, reflecting remaining off--price sales of discontinued brands as part of the Company's efforts to reduce inventory in the 2002 Period and position itself to implement the Business Redirection. Education and Distribution accounted for all of the cost of goods sold in the 2003 Period. Cost of goods sold as a percentage of net sales for Education and Distribution was 38%.

        SG&A expenses of $985,000 for the 2003 Period increased by $837,000 from $148,000 for the 2002 Period, reflecting operating costs of Magic Lantern in the 2003 Period compared to a contraction of the Company's apparel distribution business as part of the Business Redirection in the 2002 Period. Principal SG&A expenses for the 2003 Period were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($186,000, $399,000, $114,000, and $55,000, respectively) reflecting the increased investment in sales and marketing.

        Depreciation and amortization for the 2003 Period was $192,000. Depreciation expense charged to property and equipment was $53,000 and amortization expense of $139,000 was charged to the distribution agreements.

        Interest expense of $53,000 for the 2003 period reflects accrued interest on the notes payable to Zi corporation and Sonoptic's 25% shareholder ($3 million and $475,000, respectively). Interest and factoring expenses, net of interest income, aggregated $15,000 in the 2002 Period, reflecting repayment of outstanding indebtedness and fees under the Company's credit facility with its factor.

        The Company realized net income of $887,000 or $.01 per share based on 66.2 million average shares outstanding for the 2003 Period, compared to a net loss of $120,000 or $.03 per share recognized in the 2002 Period based on 4.1 million average shares outstanding. Included in net income for the 2003 Period was compensation expense of $91,000, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $1,762,000, which reflects an adjustment of the Replacement Options reversing compensation expense recorded in 2002. The adjustment on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on March 31, 2003 ($.70 per share) compared to December 31, 2002 market value ($1.70 per share).

Liquidity and Capital Resources

        Liquidity. The Company's cash position decreased to $188,000 at March 31, 2003 compared to $696,000 at December 31, 2002. For the period from January 1, 2003 to March 31, 2003, the Company used approximately $380,000 of cash to fund continuing operational requirements which included the purchase of fixed assets in the amount of approximately $40,000 and approximately $88,000 pertaining to capitalized software development.

        The allowance from doubtful accounts receivable was reduced from $70,000 at the end of December 2002 to $60,000 at the end of March 31, 2003 while the accounts receivable increased by $82,000. This represents the Company's confidence in the improved quality of the accounts receivable as evidenced by the significant reduction in the Days Outstanding measure from almost 90 days to less than 45 days.

        At December 31, 2002, the Company had outstanding notes payable for $176,000 to R. Siskind and Company, Inc., an apparel company owned by Richard Siskind, the President and a director of the Company ("RSC"). The notes evidenced indebtedness to RSC for advances used by the Company primarily for acquired apparel inventory. In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colours trademark. The Company received an installment of $335,000 at the time of settlement. In accordance with the terms of the agreement with AOG in connection with the private placement, the Company applied $328,000 of the settlement proceeds to reduce its obligations under its notes payable to RSC and assigned RSC its rights to the deferred settlement installment in satisfaction of its remaining obligations under the notes. In January, 2003 the remaining balance of $200,000 was received by RSC and applied to fully offset the notes payable to RSC.

        Execution of Magic Lantern's business plan and the Company's branding strategies for its ongoing trademark licensing business will require capital resources substantially in excess of the Company's current cash reserves. Magic Lantern has historically relied on advances from its parent companies to address shortfalls in its working capital requirements.

        The purchase price for the Magic Lantern acquisition included a three--year note issued by the Company to Zi at the closing of the Lantern Group Transactions on November 7, 2002 in the principal amount of $3,000,000, bearing interest at 5% per annum (the "Lantern Purchase Note"). Additional stock and cash consideration will be payable if operating results of Magic Lantern meet revenue and cash flow targets for the first twelve months after the closing (the "Performance Period") If operations of Magic Lantern during the Performance Period generate total revenues ("Lantern Revenues") exceeding $12,222,500 and earnings before interest, taxes, depreciation and amortization exceeding $3,000,000, Zi will be entitled to additional consideration equal to 50% percent of all Lantern Revenues for the Performance Period in excess of $12,222,500 (the "Earnout"), up to a maximum Earnout of $2,930,000. Any Earnout entitlement will be payable partly in cash and partly in common stock of the Company, valued for this purpose at $.31 per share ("Earnout Shares")

        Going concern The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company's working capital deficiency at March 31, 2003 was approximately $855,000. As of the date hereof, cash on hand which includes $220,000 from subscriptions is sufficient to fund operations for up to two months.. The Company has made application to the American Stock Exchange to issue a maximum of six million units (the "Unit"). Each Unit is comprised of one common share at $0.50 per share and one share purchase warrant, exercisable for a period of three years, at $0.60 per share. As of the date of filing of this report, share subscriptions representing 520,000 Units totaling $260,000 were received. In the event the Company does not raise a minimum of $1 million from the sale of Units (including the $220,000 on hand from subscriptions) it will be required to further reduce discretionary spending, particularly in the digitization program. If the Company is unable to obtain a sufficient amount of long--term financing it raises substantial doubt about its ability to continue as a going concern.

        Capital requirements for 2003 also include, in part, the repayment of an approximate $475,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, the Minister of Business New Brunswick, (formerly, Provincial Holdings Ltd.), unless extended. Although annual extensions of the loan maturity date have been granted in the last several years, further extensions are not certain.

Contractual Obligations and Commercial Commitments

       The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long term borrowings.

        The minimum commitments under non--cancelable operating leases consisted of the following at March 31, 2003 :

(In thousands)

	Office Equipment	Premises	Total
2003 (remaining nine months)	$14	$188	$202
2004	11	171	182
2005	8	171	179
2006	1	142	143
2007	----	128	128
2008	----	75	75
	$34	$875	$909

        The cash flows of principal repayments of long term debt obligations consist of the following at March 31, 2003:

(In thousands)

12 Months ending March 31
2004	$528
2005	2
2006	2
2007	2
2008	1
$535

Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to the allowance for doubtful accounts and impairment of long--lived assets. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, however, management believes that its estimates, including those for the above described items, are reasonable and that the actual results will not vary significantly from the estimated amounts.

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

        Impairment of long--lived assets: The Company's long--lived assets include property and equipment, intangible assets, and goodwill. Goodwill and intangible assets with an indefinite life are reviewed at least annually for impairment, while other long--lived assets are reviewed whenever events or changes in circumstances indicate that carrying values of these assets are not recoverable.

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

        Our Consolidated financial statements are prepared in U.S. dollars, while our Canadian operations are conducted in Canadian currency. The company is subject to foreign currency exchange rate fluctuations in the Canadian dollar value of foreign currency--denominated transactions. The Company does not engage in any hedging transactions with respect to its foreign currency risk.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Interim Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing of this Report. Based on their evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or other factors that significantly affected these controls after the date of their evaluation.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8--K.

             (a) Exhibits:

            None.

    Exhibit
    Number:        Exhibit

    99.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes--
                            Oxley Act of 2002.

    99.2                Certification pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes--
                           Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGIC LANTERN GROUP, INC.

Date: May 20, 2003	By:	/s/ Harvey Gordon
Harvey Gordon Chief Executive Officer (Duly Authorized Officer) (Principal Executive Officer)

Certification

        In connection with the Quarterly Report of Magic Lantern Group, Inc., formerly named JKC Group, Inc. (the "Company"), on Form 10--Q (the "Report") for the period ended March 31, 2003, (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Harvey Gordon, Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes--Oxley Act of 2002, that:

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

        3. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a--14 under the Exchange Act) for the Company, and we have (a) designed those disclosure controls and procedures to ensure that material information relating to the Company is made known to us by other personnel employed by the Company, particularly within the Reporting Period, (b) evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Effective Date") and (c) presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures.

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

/s/ Harvey Gordon

Harvey Gordon
President
May 20, 2003

Certification

        In connection with the Quarterly Report of Magic Lantern Group, Inc., formerly named JKC Group, Inc. (the "Company"), on Form 10--Q for the period ended March 31, 2003, as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned, Dale Kearns, Interim Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes--Oxley Act of 2002, that:

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

        3. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a--14 under the Exchange Act) for the Company, and we have (a) designed those disclosure controls and procedures to ensure that material information relating to the Company is made known to us by other personnel employed by the Company, particularly within the Reporting Period, (b) evaluated the effectiveness of those disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Effective Date") and (c) presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures.

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

/s/ Dale Kearns

Dale Kearns
Interim Chief Financial Officer
May 20, 2003