Form 10-Q
period 2003-08-14
MAGIC LANTERN GROUP  INC
filed 2003-08-15
CIK 811933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003                        Commission File No. 1--9502

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Title of Class                                                                         Outstanding at August 14, 2003

                                        Common Stock                                                                                     66,815,267

MAGIC LANTERN GROUP, INC.

PART I.  FINANCIAL INFORMATION

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS:
Current assets:
Cash.................................................	$142	$696
Accounts receivable, net of allowances of $69 at June 30, 2003 and $70 at December 31, 2002...........................	508	386
Miscellaneous receivable...................	18	218
Inventories.......................................	87	82
Prepaid expenses and other current assets................................................	107	110
Total current assets.......................	862	1492

Property and equipment, at cost, less accumulated depreciation and amortization......................................	1,167	1,110
Other assets:
Intangible assets, net of accumulated amortization......................................	4,674	4,436
Goodwill........................................	6,874	6,868
Cash surrender value of officer's life insurance.........................................	--	32
Security deposits and other assets....	28	24
TOTAL ASSETS...........................	$13,605	$13,962

LIABILITIES:
Current liabilities:
Current portion of long-term debt	$557	$492
Note payable to affiliate	--	176
Accounts payable - trade	756	377
Accrued liabilities	636	613
Other current liabilities	--	13
Total current liabilities	1,949	1,671

Long-term liabilities:
Long-term debt, net of current portion	22	10
Note payable, including accrued interest	3,097	3,022
Total long-term liabilities	3,119	3,032

Units to be issued	300	--

COMMITMENTS AND CONTINGENCIES (See Note 4)

SHAREHOLDER'S EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 authorized at June 30, 2003 and December 31, 2002; 66,197 and 66,147 shares issued and outstanding at June 30, 2003 and December 31, 2002	662	661
Additional paid-in capital	19,286	20,685
Deferred compensation	(656)	(966)
Accumulated deficit	(11,350)	(11,078)
	7,942	9,302
Accumulated other comprehensive income (loss)	295	(43)
TOTAL SHAREHOLDERS' EQUITY	8,237	9,259

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,605	$13,962

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002		2003	2002

Net revenue	$807	$4	> $	1,526	$21
Cost of goods sold	299	8		$572	35

Gross profit (loss)	508	(4)		954	(14)
Royalty and other income	--	22		--	45
	508	18		954	31

Selling, general and administrative expenses	845	107		1,830	255
Depreciation and amortization	202	--		394	--
Compensation expense from options	40	--		131	--
Compensation adjustment from replacement options	529	959		(1,233)	959
Gain on settlement of litigation, net of legal expenses	--	(526)		--	(526)
Operating loss	(1,108)	(522)		(168)	(657)

Other income (expenses):
Interest income (expense)	(51)	1		(104)	1
Factoring income (expense)	--	3		--	(12)
Gain on sale of marketable securities	--	--		--	30

Net loss	$(1,159)	$(518)		$(272)	$(638)

Loss per common share:
Basic and fully diluted	$(0)	$(0)		$-	$(0)

Weighted average common shares outstanding:
Basic and fully diluted	66,197	30,985		66,193	17,630

MAGIC LANTERN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss	$(1,159)	$(518)	$(272)	$(638)

Other comprehensive income (loss):
Foreign currency translation adjustment	338	--	167	--
Reclassification adjustment for gains
included in net loss		--		(30)
	338	--	167	(30)

Comprehensive loss	$(821)	$(518)	$(105)	$(668)
See Notes to Condensed Consolidated Financial Statements.

Magic Lantern Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Share-holders Equity (Deficit)
Shares	Amount

Balance at December 31, 2002	66,147	$661	$20,685	$(966)	$(11,078)	$(43)	$9,259
Exercise of stock options	50	1	13	--			14
Compensation adjustment from replacement options			(1,233)				(1,233)
Amortization of deferred compensation				131			131
Cancellation of options			(179)	179			--
Foreign currency translation adjustment						338	338
Net loss	--	--	--	--	(272)	--	(272)

Balance at June 30, 2003	66,197	$662	$19,286	$(656)	$(11,350)	$295	$8,237
See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002

Net cash provided by (used in) operating activities	$(666)	$22
Investing Activities:
Purchase of property and equipment	(57)	--
Purchase of intangible assets	(176)	--
Proceeds from redemption of life insurance policies	35	--
Sale or redemption of marketable securities	--	36

Net Cash provided by (used in) investing activities	(198)	36

Financing Activities:

Proceeds from private placement of Units	300	--
Exercise of stock options	14	--
Repayment of long-term debt	(6)	--
Factor financing, net		(514)
Issuance of common stock		1,546
Decrease in note payable-affiliate		(227)

Net cash provided by financing activities	308	805

Effect of foreign exchange on cash	2	--

Net Increase (decrease) in cash	(554)	863
Cash at beginning of year	696	3

Cash at end of period	$142	$866

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$5
Cash paid for interest, excluding factoring fees	$--	$6
Supplemental disclosure of noncash financing activities:
In January, 2003, the remaining $200,000 in settlement of the litigation against the Company's domestic licensee of its Cross Colours trademark was received by an affiliate of the Company and was applied to fully offset the note payable to affiliate, including accrued interest thereon.
See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

                The accompanying unaudited condensed financial statements of Magic Lantern Group, Inc. and subsidiaries, formerly JKC Group, Inc., formerly Stage II Apparel Corp. (the "Company"), have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at June 30, 2003 and its results of operations, comprehensive loss, shareholders' equity and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 2 to the audited Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2002 and are incorporated herein by reference.

                The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company has sustained substantial losses for the years ended December 31, 2002, 2001, and 2000. The Company's cash position at June 30, 2003 is insufficient to cover operating costs beyond August, 2003 based on the current rate of operating activity, absent new capital. The Company's working capital deficiency at June 30, 2003 was approximately $1,087,000. On May 1, 2003 the Company, in a proactive effort to reduce spending and conserve capital, initiated a reduction-of-force program ("RIF") of approximately 25% achieving annualized savings of approximately $0.7 million (CDN $1 million).

                The Company has made application to the American Stock Exchange to issue a maximum of six million units. Each unit is comprised of one common share at $0.50 per share and one share purchase warrant, exercisable for a period of three years, at $0.60 per share. On June 30, 2003, 600,000 units had been subscribed for totaling $300,000, which had been received by the Company. On July 9, 2003, stock certificates representing 600,000 shares were issued. Subsequently, the Company has secured additional capital in the amount of approximately $140,000 (CDN $200,000) and a commitment to provide an additional $210,000 (CDN $300,000), from a company controlled by one of the Company's directors, In addition, this company is attempting to arrange an additional $650,000 loan which may be provided in late August. Finally, the Company is in discussion with additional funding sources in order to provide a longer-term financing solution, although there can be no assurance that such financing will be available on a timely basis or on terms favorable to the Company. Failing shareholder support and a longer-term financing solution, in the short term, the Company could seek to factor its accounts receivable and further reduce discretionary spending investments in technology, particularly in the digitization program. If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

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

                In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No.123" ("SFAS 148"). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 regarding disclosure are effective for financial statements for fiscal years ending after December 15, 2002. The Company is in the process of analyzing whether or not it will adopt fair value methodology under SFAS 148.

                At June 30, 2003, the Company has four stock-based compensation plans, more fully described in the annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share amounts)

	Six months ended June 30
	2003	2002

Net loss, as reported	$(272)	$(638)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(160)	(47)
Pro forma net loss	$(432)	$(685)

Loss per share:
Basic and diluted -as reported	$(.00)	$(.04)
Basic and diluted -pro forma	$(.01)	$(.04)

Note 3. Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The following reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2003. Diluted shares have not been used in the calculation of EPS for the three and six months ended June 30, 2003 and 2002 as they are anti-dilutive.

Note 4. Commitments and Contingencies

                Miscellaneous Claims. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

                Other Matters. On July 10, 2003, the Securities and Exchange Commission brought an action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management alleging securities fraud in connection with portfolio transactions effected by the Lancer funds. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. The Company's transfer record indicate that the Lancer funds, in the aggregate, controlled approximately 47% of the Company's outstanding shares, but the transfer record does not report shares held in street name. The Company's counsel has been instructed to obtain information from the court-appointed receiver regarding the full extent of Lancer's ownership of the Company. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer.

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

The purchase price for the acquired businesses has been allocated among their assets and liabilities as of the closing date as follows:

(In thousands)

Cash	$ 353
Non-cash working capital	35
Property and equipment	1,128
Intangible assets	4,492
Goodwill	6,868
Indebtedness assumed	(513)
$ 12,363

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1, 2002:

Pro Forma Information (unaudited, in thousands, except per share data)	Three months ended June 30, 2002	Six months ended June 30, 2002

Net Revenue	$ 664	$ 1,261
Net Loss	(1,251)	(1,721)
Loss per share -basic and diluted	(.02)	(.03)

The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that would be obtained in the future.

Note 6. Segment Information

In 2002, up until the acquisition of the Lantern Group on November 7, 2002, the Company operated in the Apparel Distribution Segment, with sales primarily in the United States. Its customers were generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. After the acquisition of the Lantern Group, the Company became involved exclusively in the marketing and distribution of educational and media resources throughout Canada, the Education and Distribution Segment, accordingly, the results for the three and six months ended June 30, 2003 are entirely derived from this segment.

Note 7. Intangible Assets

Intangible assets consist of the following:

(In thousands)

	June 30, 2003 (unaudited)	December 31, 2002
Distribution agreements	$ 3,333	$ 3,099
Indexing software technologies	1,705	1,417
	5,038	4,516
Less: accumulated amortization	364	80
	$ 4,674	$ 4,436

Distribution agreements are being amortized on a straight line basis over six years. Amortization expense on distribution agreements for the three and six months ended June 30, 2003 was approximately $145,000 and $284,000, respectively ($0 -three and six months ended June 30, 2002). Amortization of software technology has not yet commenced since the related software has not yet been deployed. Once the software is deployed, the software will be amortized on a straight line basis over three years.

Note 8. Stock-Based Compensation

Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in SFAS 123 as amended by SFAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. Under SFAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,114,000 for the year ended 2002, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On June 30, 2003, the closing price of the Company's common stock on the AMEX was $1.00 per share ($.70 on March 31, 2003). The increase in market price from the end of the prior quarter resulted in adjustments of $529,000 (expense adjustment) and $1,233,000 (income adjustment) for the three and six months, respectively, ended June 30, 2003, reversing previously recorded compensation expense in 2002. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

                Magic Lantern Group, Inc., formerly JKC Group, Inc., and previously Stage II Apparel Corp. (the "Company"), was engaged for over 20 years primarily as a distributor of proprietary and licensed brand name casual apparel, activewear and collection sportswear for men and boys. In response to a decline in its apparel distribution operations, the Company elected to contract those operations to third parties during the last two years as part of a strategy of reducing the costs and inventory risks associated with its historical core business and repositioning the Company through one or more acquisitions. To facilitate the change in strategic direction, in March 2002 the Company obtained $1,500,000 in financing from an entity, Alpha Omega Group ("AOG").

                On August 2, 2002, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Zi Corporation, a Canadian-based provider of intelligent interface solutions ("Zi"), for the Company's purchase of Magic Lantern Communications Ltd. ("MLC") and its subsidiaries (collectively, " Magic Lantern")..

                Founded in 1975, Magic Lantern is a Canadian distributor of educational and learning content in video and other electronic formats (collectively, the "Education and Distribution" segment). Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 13,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including Disney Educational, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding services and has developed a proprietary videobase indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. Magic Lantern is headquartered near Toronto, Canada with offices in Saint John, New Brunswick and Vancouver, British Columbia.

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

                On November 7, 2002, the Company and Zi consummated the transactions contemplated by the Purchase Agreement (the "Magic Lantern Transactions") following their approval by the Company's shareholders. The Company's acquisition of Magic Lantern was implemented through its purchase from Zi of all the outstanding capital stock of MagicVision, in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company's common stock, representing 45% of its common shares outstanding after the closing. The Purchase Agreement provides for additional stock and cash consideration up to $2,930,000 or offsets against the Company's promissory note up to $1 million based on Magic Lantern's operating results for the first twelve months after the closing. See "Liquidity and Capital Resources - Liquidity." As part of the Magic Lantern Transactions, the Company added three designees of Zi to its board of directors, implemented a new stock option plan primarily for management and employees of Magic Lantern, changed its corporate name to Magic Lantern Group, Inc. and, effective November 8, 2002, changed its AMEX trading symbol to "GML." After consummation of the Magic Lantern transactions, AOG held in record name approximately 47% of the Company's outstanding shares.

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

                Risks Associated with the Magic Lantern Acquisition Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For the last three fiscal years ending August 31 prior to the acquisition by the Company, Magic Lantern incurred net losses aggregating $1.2 million and it continues to incur losses . See "Liquidity and Capital Resources - Capital Resources." The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology. A discussion of these and other related business risks is included in the Company's proxy statement dated October 15, 2002 for the Magic Lantern Transactions.

                Stock-Based Compensation. Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), as amended by FAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. See "Equity Infusion" above. Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,114,000 for the year then ended, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On June 30, 2003, the closing price of the Company's common stock on the AMEX was $1.00 per share compared to $.70 at March 31, 2003. The increase in market price from the end of the prior quarter resulted in an expense adjustment of $529,000 for the three months ended June 30, 2003 compared with an income adjustment of $1,233,000 for the six months ended June 30, 2003, reversing previously recorded compensation expense, in 2002. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

                Risks Associated with Lancer's Ownership of Company Shares. On July 10, 2003, the Securities and Exchange Commission brought an action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management alleging securities fraud in connection with portfolio transactions effected by the Lancer funds. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. The Company's transfer record indicate that the Lancer funds, in the aggregate, controlled approximately 47% of the Company's outstanding shares, but the transfer record does not report shares held in street name. The Company's counsel has been instructed to obtain information from the court-appointed receiver regarding the full extent of Lancer's ownership of the Company. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer.

Results of Operations

                Quarters ended June 30, 2003 and 2002. Net sales were $807,000 for the quarter ended June 30, 2003 (the "2003 Period"), compared to $4,000 for the quarter ended June 30, 2002 (the "2002 Period"). The increase primarily reflects a contraction of the Company's apparel distribution business ("Apparel Distribution") as part of its strategy to focus on licensing opportunities and implement its new business ("Business Redirection"). During the 2003 Period, all revenues were derived from Education and Distribution. Net sales of Magic Lantern's VHS learning content in the second quarter of 2003 was comparable compared to the second quarter of 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). During the first quarter of 2003, the Company created and staffed an inside telesales unit to directly market to its customers and installed a Customer Relationship Management system to support the inside sales unit. In addition, the Company added a content preview function and an e-commerce module to the www.magiclantern.ca website to allow its customers to select and order product online. The Company continues to build out these sales capabilities to ensure they are up to full strength for the fall back-to-school selling season. Net sales from the Company's dubbing operations increased in the second quarter of 2003 by $76,000 from the second quarter of 2002 as a result of increased sales efforts.

                Cost of goods sold increased to $299,000 in the 2003 Period compared to $8,000 in the 2002 Period, reflecting remaining off-price sales of discontinued brands as part of the Company's efforts to reduce inventory in the 2002 Period and position itself to implement the Business Redirection. Education and Distribution accounted for all of the cost of goods sold in the 2003 Period. Cost of goods sold as a percentage of net sales for Education and Distribution was 37%. Cost of goods sold in the second quarter of 2003 increased by $26,000 compared to the second quarter of 2002 (from the activities of Magic Lantern prior to its acquisition by JKC) as a result of the increased sales in the dubbing operations.

                SG&A expenses of $845,000 for the 2003 Period increased by $738,000 from $107,000 for the 2002 Period, reflecting operating costs of Magic Lantern in the 2003 Period compared to a contraction of the Company's apparel distribution business as part of the Business Redirection in the 2002 Period. Principal SG&A expenses for the 2003 Period were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($111,000, $475,000, $45,000, and $59,000, respectively).SG&A expenses in the second quarter of 2003 increased by $259,000 compared to the second quarter of 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). This increase is primarily attributable to the costs associated with maintaining compliance with public company listing requirements and the addition of staff.

                Depreciation and amortization for the 2003 Period was $202,000. Depreciation expense charged to property and equipment was $57,000 and amortization expense of $145,000 was charged to the distribution agreements.

                Interest expense of $51,000 for the 2003 period reflects accrued interest on the notes payable to Zi corporation and Sonoptic's 25% shareholder ($3 million and $553,000 of debt, respectively).

                The Company realized net loss of $1,159,000 or $.02 per share based on 66.2 million average shares outstanding for the 2003 Period, compared to a net loss of $518,000 or $.02 per share recognized in the 2002 Period based on 31 million average shares outstanding. Included in net income for the 2003 Period was compensation expense of $40,000, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $529,000, which reflects an expense adjustment of the Replacement Options reversing compensation income adjustment of $1,762,000 recorded in the first quarter of 2003. The adjustment on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on June 30, 2003 ($1.00 per share) compared to March 31, 2003 market value ($.70 per share).

                Six months ended June 30, 2003 and 2002. Net sales were $1,526,000 for the six months ended June 30, 2003 (the "First Six Months"), compared to $21,000 for the six months ended June 30, 2002 (the "Corresponding Period in 2002"). The increase primarily reflects a contraction of the Company's apparel distribution business ("Apparel Distribution ") as part of its strategy to focus on licensing opportunities and implement the Business Redirection. During the First Six Months, all revenues were derived from Education and Distribution. Net sales of Magic Lantern's VHS learning content in the First Six Months of 2003 increased by $98,000 compared to the Corresponding Period in 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). Net sales from the Company's dubbing operations increased in First Six Months of 2003 by $92,000 from the Corresponding Period in 2002 as a result of increased sales efforts.

                The Company was successful in maintaining all of its relationships with its producers and continues converting non-exclusive contracts to exclusive Canadian contracts, blocking competition from selling these product lines in Canada. In addition, the Company continues its effort to secure new exclusive contracts for learning content from other Canadian competitors. These exclusive contracts increase the size of our exclusive library of learning content. The revenue from new content acquisition is typically delayed by 90 days as the company rolls-out a marketing program to inform the customers of the availability of the new content.

                Cost of goods sold increased to $572,000 in the First Six Months compared to $35,000 in the Corresponding Period in 2002, reflecting remaining off-price sales of discontinued brands as part of the Company's efforts to reduce inventory in the Corresponding Period in 2002 and position itself to implement the Business

 Redirection. Education and Distribution accounted for all of the cost of goods sold in the First Six Months. Cost of goods sold as a percentage of net sales for Education and Distribution was 37%. Cost of goods sold in the First Six Months of 2003 increased by $111,000 compared to the Corresponding Period in 2002 (from the activities of Magic Lantern prior to its acquisition by JKC) as a result of the increased sales in the VHS learning and the dubbing operations.

                SG&A expenses of $1,830,000 for the First Six Months increased by $1,575,000 from $255,000 for the Corresponding Period in 2002, reflecting operating costs of Magic Lantern in the First Six Months compared to a contraction of the Company's apparel distribution business as part of the Business Redirection in the Corresponding Period in 2002. Principal SG&A expenses for the First Six Months were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($297,000, $874,000, $159,000, and $114,000, respectively). SG&A expenses in the First Six Months of 2003 increased by $547,000 compared to the Corresponding Period in 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). This increase is primarily attributable to the costs associated with maintaining compliance with public company listing requirements and the addition of staff.

                Depreciation and amortization for the First Six Months was $394,000. Depreciation expense charged to property and equipment was $110,000 and amortization expense of $284,000 was charged to the distribution agreements.

                Interest expense of $104,000 for the First Six Months reflects accrued interest on the notes payable to Zi corporation and Sonoptic's 25% shareholder ($3 million and $553,000 of debt, respectively).

                The Company realized net loss of $272,000 or $.00 per share based on 66.2 million average shares outstanding for the First Six Months, compared to a net loss of $638,000 or $.04 per share recognized in the Corresponding Period in 2002 based on 17.6 million average shares outstanding. Included in net income for the First Six Months was compensation expense of $131,000, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $1,233,000, which reflects an income adjustment of the Replacement Options reversing compensation expense recorded in 2002. The adjustment on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on June 30, 2003 ($1.00 per share) compared to December 31, 2002 market value ($1.70 per share).

Liquidity and Capital Resources

                Liquidity. The Company's cash position decreased to $142,000 at June 30, 2003 compared to $696,000 at December 31, 2002. During the quarter ended June 30, 2003, the Company received $300,000 upon the issuance of 600,000 units after June 30, 2003 pursuant to subscription agreements received prior to June 30, 2003 (see Going Concern). For the period from January 1, 2003 to June 30, 2003, the Company used approximately $666,000 of cash to fund continuing operational requirements and approximately $57,000 and $176,000 for the purchase of fixed assets and for the capitalization of software development costs, respectively.

                At December 31, 2002, the Company had outstanding notes payable for $176,000 to R. Siskind and Company, Inc., an apparel company owned by Richard Siskind, the President and a director of the Company ("RSC"). The notes evidenced indebtedness to RSC for advances used by the Company primarily for acquired apparel inventory. In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colours trademark. The Company received an installment of $335,000 at the time of settlement. In accordance with the terms of the agreement for the AOG Transactions (see 10-K, December 31, 2002), the Company applied $328,000 of the settlement proceeds to reduce its obligations under its notes payable to RSC and assigned RSC its rights to the deferred settlement installment in satisfaction of its remaining obligations under the notes. In January, 2003 the remaining balance of $200,000 was received by RSC and applied to fully offset the notes payable to RSC.

                Execution of Magic Lantern's business plan business will require capital resources substantially in excess of the Company's current cash reserves. Magic Lantern has historically relied on advances from its parent companies to address shortfalls in its working capital requirements.

                The purchase price for the Magic Lantern acquisition included a three-year note issued by the Company to Zi at the closing of the Lantern Group Transactions on November 7, 2002 (the "Closing") in the principal amount of $3,000,000, bearing interest at 5% per annum (the "Lantern Purchase Note" or the "Note"). Additional stock and cash consideration will be payable if operating results of Magic Lantern meet revenue and cash flow targets for the first twelve months after the closing (the "Performance Period") If operations of Magic Lantern during the Performance Period generate total revenues ("Lantern Revenues") exceeding $12,222,500 and earnings before interest, taxes, depreciation and amortization exceeding $3,000,000, Zi will be entitled to additional consideration equal to 50% percent of all Lantern Revenues for the Performance Period in excess of $12,222,500 (the "Earnout"), up to a maximum Earnout of $2,930,000. Any Earnout entitlement will be payable partly in cash and partly in common stock of the Company, valued for this purpose at $.31 per share ("Earnout Shares"). The Purchase Agreement also provides for a reduction in the purchase price if Lantern Revenues during the Performance Period are less than $5 million. In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Lantern Purchase Note.

                Going concern. The Company's cash position at June 30, 2003 is insufficient to cover operating costs beyond August, 2003 based on the current rate of operating activity, absent new capital. The Company's working capital deficiency at June 30, 2003 was approximately $1,087,000. Historically, the Company has sought financing from its major shareholders and, at present, has received an expression from one major shareholder that it will provide short- term financial support to the Company while it continues to seek financing sufficient to fund its current business plan. On May 1, 2003 the Company, in a proactive effort to reduce spending and conserve capital, initiated a reduction-of-force program ("RIF") of approximately 25% achieving annualized savings of approximately $0.7 million (CDN $1 million).

                The Company has made application to the American Stock Exchange to issue a maximum of six million units. Each unit is comprised of one common share at $0.50 per share and a three-year warrant, to purchase an additional common share, at $0.60 per share. As of June 30, 2003, 600,000 units had been subscribed for totaling $300,000, which had been received by the Company. On July 9, 2003, stock certificates representing the 600,000 shares were issued. Subsequently, the Company has secured additional capital in the amount of approximately $140,000 (CDN $200,000) and has a commitment to provide an additional $210,000 (CDN $300,000), from a company controlled by one of the Company's directors, In addition, this company is attempting to arrange an additional $650,000 loan which may be provided in late August. Finally, the Company is in discussion with additional funding sources in order to provide a longer-term financing solution, although there can be no assurance that such financing will be available on a timely basis or on terms favorable to the Company. Failing shareholder support and a longer-term financing solution, in the short term, the Company could seek to factor its accounts receivable and further reduce discretionary investments, particularly in the digitization program. If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

                Capital requirements for 2003 also include, in part, the repayment of an approximate $553,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, the Minister of Business New Brunswick, (formerly, Provincial Holdings Ltd.), unless extended. Although annual extensions of the loan maturity date have been granted in the last several years, further extensions are not certain.

Contractual Obligations and Commercial Commitments

                The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long term borrowings.

                The minimum commitments under non-cancelable operating leases consisted of the following at June 30, 2003:

(In thousands)

	Office Equipment	Premises	Total
2003 (remaining six months)	$10	$136	$146
2004	12	160	172
2005	9	165	174
2006	1	150	151
2007	--	139	139
2008	--	81	81
	$32	$831	$863

                The cash flows of principle repayments of long term debt obligations consist of the following at June 30, 2003:

(In thousands)

12 Months ending June 30
2004	$ 557
2005	15
2006	3
2007	2
2008	2
$ 579

                The Note payable to Zi is payable in full on the third anniversary of the Closing. Accrued interest on the Note is payable at the end of the sixth calendar quarter after the Closing and thereafter in equal quarterly installments at the end of each calendar quarter in which any principal of the Note remains outstanding.

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

                Impairment of long-lived assets: The Company's long-lived assets include property and equipment, intangible assets, and goodwill. Goodwill and intangible assets with an indefinite life are reviewed at least annually for impairment, while other long-lived assets are reviewed whenever events or changes in circumstances indicate that carrying values of these assets are not recoverable

Forward Looking Statements

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

Item 4. Controls and Procedures

                In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
	Exhibit No. 31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit No. 32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

	•	Current Report on Form 8-K dated July 16, 2003 regarding the Company's cash position

	•	Current Report on Form 8-K dated July 31, 2003 regarding the resignation of Mr. Harvey Gordon as the Company's CEO and the appointment of Mr. Robert A. Goddard as Interim CEO

	•	Current Report on Form 8-K dated August 11, 2003, regarding the Company's launch of "Magic Lantern Health and Medical," a new operating division.

	•	Current Report on Form 8-K dated August 11, 2003 regarding the Company's launch of "Magic Lantern Health and Medical," a new operating division

SIGNATURES

                             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

MAGIC LANTERN GROUP, INC.

Date: August 14, 2003	By: /s/ Robert A. Goddard
Robert A. Goddard Interim Chief Executive Officer and Acting Chief Financial Officer (Duly Authorized Officer) (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No. 31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002