Form 10-Q
period 2003-11-14
MAGIC LANTERN GROUP  INC
filed 2003-11-14
CIK 811933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003                 Commission File No. 1-9502

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

Registrant's telephone number, including area code: (905) 827-2755

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of Class	Outstanding at November 14, 2003

Common Stock	66,797,267

MAGIC LANTERN GROUP, INC.

INDEX

Item I. Financial Information	Page

Condensed Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002	2

Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended
September 30, 2003 and 2002 (unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) -- Three Months and Nine Months Ended
September 30, 2003 and 2002 (unaudited)	4

Consolidated Statement of Shareholders' Equity -- Nine Months Ended September 30, 2003 (unaudited)	5

Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2003
and 2002 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information	22

PART I. FINANCIAL INFORMATION
MAGIC LANTERN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2003	December 31, 2002
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$558	$696
Accounts receivable, net of allowance of $74 at September 30, 2003 and $70 at December 31, 2002	474	386
Miscellaneous receivable	--	218
Inventories	90	82
Prepaid expenses and other current assets	121	110
Total current assets	1,243	1,492
Property and equipment, at cost, less accumulated depreciation and amortization	1,143	1,110
Other assets:
Intangible assets, net of accumulated amortization	4,619	4,436
Goodwill	6,868	6,868
Cash surrender value of officer's life insurance	--	32
Security deposits and other assets	31	24
TOTAL ASSETS	$13,904	$13,962

LIABILITIES:
Current liabilities:
Current portion of long-term debt	$564	$492
Promissory notes payable	370	--
Note payable to affiliate	--	176
Accounts payable - trade	704	377
Accrued liabilities	740	613
Other current liabilities	--	13
Total current liabilities	2,378	1,671
Long-term liabilities:
Long-term debt, net of current portion	17	10
Note payable, including accrued interest	3,135	3,022
Total long-term liabilities	3,152	3,032

COMMITMENTS AND CONTINGENCIES (See Note 4)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 authorized at September 30, 2003 and December 31, 2002; 66,797 and 66,147 shares issued and outstanding at September 30, 2003 and December 31, 2002	668	661
Additional paid-in capital	19,746	20,685
Deferred compensation	(404)	(966)
Accumulated deficit	(11,929)	(11,078)
	8,081	9,302
Accumulated other comprehensive income (loss)	293	(43)
TOTAL SHAREHOLDERS' EQUITY	8,374	9,259
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,904	$13,962
See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$655	$--	$2,181	$21
Cost of goods sold	299	--	871	35

Gross profit (loss)	356	--	1,310	(14)
Royalty and other income	25	22	25	67
	381	22	1,335	53

Selling, general and administrative expenses	872	94	2,702	349
Depreciation and amortization	206	--	600	--
Compensation adjustment from options, net	(23)	--	108	--
Compensation adjustment from replacement options	(177)	(937)	(1,410)	22
Gain on settlement of litigation, net of legal expenses	--	--	--	(526)
Operating income (loss)	(497)	865	(665)	208

Other income (expenses):
Interest income (expense)	(82)	--	(186)	1
Factoring expense	--	(3)	--	(15)
Gain on sale of marketable securities	--	--	--	30

Net income (loss)	$(579)	$862	$(851)	$224

Income (loss) per common share:
Basic and fully diluted	$(.01)	$.02	$(.01)	$.01

Weighted average common shares outstanding:
Basic	66,739	36,397	66,377	23,955
Fully diluted	66,739	37,360	66,377	24,000

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(579)	$862	$(851)	$224

Other comprehensive income (loss):
Foreign currency translation adjustment	169	--	336	--
Reclassification adjustment for gains included in net loss	--	--	--	(30)
	169	--	336	(30)

Comprehensive income (loss)	$(410)	$862	$(515)	$194

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity (Deficit)
	Shares	Amount
Balance at December 31, 2002	66,147	$661	$20,685	$(966)	$(11,078)	$(43)	$9,259
Issuance of shares, net of issue costs of approximately $40	600	6	254	--			260
Exercise of stock options	50	1	13	--			14
Warrants, in connection with notes payable			658				658
Compensation adjustment from replacement options			(1,410)				(1,410)
Amortization of deferred compensation, net of cancellations				108			108
Cancellation of options			(454)	454			--
Foreign currency translation adjustment						336	336
Net loss	--	--	--	--	(851)	--	(851)

Balance at September 30, 2003	66,797	$668	$19,746	$(404)	$(11,929)	$293	$8,374

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(In thousands)
	Nine Months Ended September 30,
	2003	2002
Net cash used in operating activities	$(1,100)	$(125)

Investing Activities:
Purchase of property and equipment	(96)	--
Purchase of intangible assets	(257)	--
Proceeds from redemption of life insurance policies	35	--
Sale or redemption of marketable securities	--	36

Net cash provided by (used in) investing activities	(318)	36

Financing Activities:
Net proceeds from Notes payable with detachable warrants	998	--
Net proceeds from private placement of Units, net of issue costs of approximately $40	260	--
Exercise of stock options	14	--
Repayment of long-term debt	(4)	--
Factor financing, net		(514)
Issuance of common stock		1,546
Decrease in note payable - affiliate		(227)

Net cash provided by financing activities	1,268	805

Effect of foreign exchange on cash	12	--

Net increase (decrease) in cash	(138)	716
Cash and cash equivalents, beginning of year	696	3

Cash and cash equivalents, end of period	$558	$719

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3	$7

Cash paid for interest, excluding factoring fees	$--	$6

Supplemental disclosure of noncash financing activities:

In January, 2003, the remaining $200 in settlement of the litigation against the Company's domestic license of its Cross Colours trademark was received by an affiliate of the Company and was applied to fully offset the note payable to affiliate, including accrued interest thereon.

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Basis of Presentation

                The accompanying unaudited condensed financial statements of Magic Lantern Group, Inc. and subsidiaries, formerly JKC Group, Inc., formerly Stage II Apparel Corp. (the "Company"), have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company's financial position at September 30, 2003 and its results of operations, comprehensive loss, shareholders' equity and cash flows for the interim periods presented. The accounting policies followed by the Company are set forth in Note 2 to the audited Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2002 and are incorporated herein by reference.

                The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company has sustained substantial losses for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001, and 2000. The Company's working capital deficiency at September 30, 2003 was approximately $1,135,000.

                The Company had made application to the American Stock Exchange to issue a maximum of six million units. Each unit was comprised of one common share at $0.50 per share and one share purchase warrant, exercisable for a period of three years, at $0.60 per share. By September 30, 2003, 600,000 units had been issued totaling $260,000, net of issue costs of approximately $40,000, which had been received by the Company. On July 9, 2003, stock certificates representing 600,000 shares were issued. During the quarter ended September 30, 2003 the Company secured $998,000 on the issuance of Notes payable as described in note 11. In addition, the Company is in discussion with additional funding sources in order to provide a longer-term financing solution, although there can be no assurance that such financing will be available on a timely basis or on terms favorable to the Company. Failing shareholder support and a longer-term financing solution, in the short term, the Company could seek to factor its accounts receivable and further reduce discretionary spending investments in technology, particularly in the digitization program. If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

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

                In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

                In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

                At September 30, 2003, the Company has four stock-based compensation plans, more fully described in the annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share amounts)

	Nine months ended September 30
	2003	2002

Net income (loss), as reported	$(851)	$224
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(156)	(47)
Pro forma net income (loss)	$(1,007)	$177

Income (loss) per share:
Basic and diluted - as reported	$(.01)	$.01
Basic and diluted -pro forma	$(.02)	$.01

Note 3.        Cash and cash equivalents

                Cash and cash equivalents consist of cash and a highly liquid investment in Guaranteed Investments Certificates ("GIC"), available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, none of which has been drawn upon by the Company as of September 30, 2003.

Note 4.        Earnings Per Share

                The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The following reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2002

	Three months	Nine months
Weighted average common shares outstanding - basic	36,397	23,955
Effect of dilutive securities:
Employee stock options	963	45
Weighted average common shares and share equivalents outstanding - diluted	37,360	24,000

Diluted shares have not been used in the calculation of EPS for the three and nine months ended September 30, 2003 as they are anti-dilutive.

Note 5.        Commitments and Contingencies

                Miscellaneous Claims. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

                Other Matters. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. The Company's transfer record indicate that the Lancer funds, in the aggregate, controlled approximately 47% of the Company's outstanding shares, but the transfer record does not report shares held in street name. The Company's counsel has been instructed to obtain information from the court-appointed receiver regarding the full extent of Lancer's ownership of the Company. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 3, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

                Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., has been terminated by the Company. Both the Company and Mr. Connolly are in disagreement over the terms of his termination, however, the parties continue to communicate in regards to this disagreement.

Note 6.        Business Combinations

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

                The Company has accounted for its acquisition of the Lantern Group under the purchase method of accounting. The consideration for the Lantern Group was 29,750,000 common shares of the Company, representing 45% of its common shares outstanding after giving effect to the transaction. Shares issued were valued at $.31 per share when the terms of the transaction were established in a letter of intent between the parties. In addition, the Company issued a promissory note in the amount of $3,000,000, bearing interest at 5% per annum; and incurred acquisition costs of approximately $141,000. The Share Purchase Agreement provides for a performance based consideration adjustment to the purchase consideration. As of November 14, 2003, it is unlikely that the Company will achieve $5 million in revenues, consequently, the Note will likely be reduced by $1 million, resulting in a goodwill adjustment for the year ended December 31, 2003 in the amount of $1 million.

The purchase price for the acquired businesses has been allocated among their assets and liabilities as of the closing date as follows:

(In thousands)

Cash	$353
Non-cash working capital	35
Property and equipment	1,128
Intangible assets	4,492
Goodwill	6,868
Indebtedness assumed	(513)
$12,363

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1, 2002:

Pro Forma Information (unaudited, in thousands, except per share data)	Three months ended September 30, 2002	Nine months ended September 30, 2002

Net Revenue	$602	$1,863
Net Loss	(174)	(1,895)
Loss per share - basic and diluted	(.00)	(.03)

The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that would be obtained in the future.

Note 7.         Segment Information

In 2002, up until the acquisition of the Lantern Group on November 7, 2002, the Company operated in the Apparel Distribution Segment, with sales primarily in the United States. Its customers were generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. After the acquisition of the Lantern Group, the Company became involved exclusively in the marketing and distribution of educational and media resources throughout Canada, the Education and Distribution Segment, accordingly, the results for the three and nine months ended September 30, 2003 are entirely derived from this segment.

Note 8. Intangible Assets

Intangible assets consist of the following:

(In thousands)

	September 30, 2003 (unaudited)	December 31, 2002
Distribution agreements	$3,339	$3,099
Indexing software technologies	1,808	1,417
	5,147	4,516
Less: accumulated amortization	528	80
	$4,619	$4,436

Distribution agreements are being amortized on a straight line basis over six years. Amortization expense on distribution agreements for the three and nine months ended September 30, 2003 was approximately $164,000 and $448,000, respectively ($0 for the three and nine months ended September 30, 2002). Amortization of software technology has not yet commenced since the related software has not yet been deployed. Once the software is deployed, the software will be amortized on a straight line basis over three years. The Company deployed its software, on a trial basis, on September 25,2003 and will commence amortization of the software in the fourth quarter of 2003.

Note 9.         Stock-Based Compensation

Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in SFAS 123 as amended by SFAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. Under SFAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. The fair value of the Company's stock on the date of grant was $.75. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,114,000 for the year ended 2002, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On September 30, 2003, the closing price of the Company's common stock on the AMEX was $.90 per share ($1.00 on June 30, 2003). The decrease in market price from the end of the prior quarter resulted in adjustments of $177,000 (income adjustment) and $1,410,000 (income adjustment) for the three and nine months, respectively, ended September 30, 2003, reversing previously recorded compensation expense in 2002. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Note 10.     Related Party Transactions
(a)	During the period ended September 30, 2003, the Company paid consulting fees in the amount of $28,500 to a company controlled by one of its directors.
(b)	In connection with the financing referred to in note 11, the Company received $323,000 (CDN$450,000) from a company controlled by one of its directors.

Note 11. Promissory Notes Payable

During the period ended September 30, 2003, the Company raised approximately $998,000 on issuance of promissory notes (the "Notes") and is obligated to repay approximately $1,120,000 on maturity. The Notes are due within one year of issuance, unless extended, at the option of the holder, for a further 18 months. Of the $1.1 million, $370,000 of the notes are denominated in Canadian dollars (CAD$500,000), the remaining $750,000 in USD. As security for the Notes, Zi Corporation, a major shareholder has agreed to place in escrow 6 million common shares. Attached to the Notes are 1,250,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25. Of the proceeds received, $658,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $370,000, representing a discount to the maturity value of $1,120,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the USD and Canadian Dollar denominated portions, respectively).

Note 12. Subsequent Events

On November 2, 2003, the Company entered into a Purchase and Sale Agreement (the "Agreement") to dispose of its dubbing assets located in its Vancouver British Columbia office. Gross proceeds to the Company will be approximately $148,000. The Company expects the closing of the Agreement to occur in the fourth quarter.

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

                On September 25, 2003, the Company launched TutorbuddyTM, a revolutionary, state-of-the-art, e-learning system designed to deliver searchable, curriculum-correlated, digital video programs and learning objects online. TutorbuddyTM, designed for home use by students and parents, immediately received positive reviews from home users and the educational community. Intensive marketing and promotional programs have been implemented to continue to build on the launch's momentum. Similar success has been recently achieved by the Company's institutional product, Magic Lantern InSite. On October 24, 2003, the Company announced that Red Deer Public Schools, the ninth largest school district in the province of Alberta, Canada, agreed to deploy Magic Lantern InSiteTM, the Company's latest e-learning video service for schools. InSite will be distributed to nearly 10,000 students enrolled in Red Deer Public's 21 elementary and secondary schools. As broadband infrastructure to schools and homes continues to swell, the Company and its digital products are correctly positioned to meet the demand for quality online educational content.

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

                Stock-Based Compensation. Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), as amended by FAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. See "Equity Infusion" above. Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,114,000 for the year then ended, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On September 30, 2003, the closing price of the Company's common stock on the AMEX was $.90 per share compared to $1.00 at June 30, 2003. The decrease in market price from the end of the prior quarter resulted in an income adjustment of $177,000 for the three months ended September 30, 2003 compared with an income adjustment of $1,410,000 for the nine months ended September 30, 2003, reversing previously recorded compensation expense, in 2002. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

                Risks Associated with Lancer's Ownership of Company Shares. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. The Company's transfer record indicate that the Lancer funds, in the aggregate, controlled approximately 47% of the Company's outstanding shares, but the transfer record does not report shares held in street name. The Company's counsel has been instructed to obtain information from the court-appointed receiver regarding the full extent of Lancer's ownership of the Company. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, the receiver announced that on November 3, 2003 that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

Results of Operations

                Quarters ended September 30, 2003 and 2002. Net sales were $655,000 for the quarter ended September 30, 2003 (the "2003 Period"), compared to $0 for the quarter ended September 30, 2002 (the "2002 Period"). The increase reflects an elimination of the Company's apparel distribution business ("Apparel Distribution") as part of its strategy to focus on licensing opportunities and implement its new business ("Business Redirection"). During the 2003 Period, all revenues were derived from Education and Distribution. Net sales of Magic Lantern's VHS learning content in the third quarter of 2003 increased by $126,000 compared to the third quarter of 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). During the first quarter of 2003, the Company created and staffed an inside telesales unit to directly market to its customers and installed a Customer Relationship Management system to support the inside sales unit. In addition, the Company added a content preview function and an e-commerce module to the www.magiclantern.ca website to allow its customers to select and order product online. The Company continues to build out these sales capabilities to ensure they are up to full strength for the fall back-to-school selling season. Net sales from the Company's dubbing operations was comparable compared to the third quarter of 2002.

                Cost of goods sold increased to $299,000 in the 2003 Period compared to $0 in the 2002 Period, reflecting an elimination of the Apparel Distribution business. Education and Distribution accounted for all of the cost of goods sold in the 2003 Period. Cost of goods sold as a percentage of net sales for Education and Distribution was 46%. Cost of goods sold in the third quarter of 2003 increased by $67,000 compared to the third quarter of 2002 (from the activities of Magic Lantern prior to its acquisition by JKC) as a result of the increased sales in Magic Lantern's VHS learning content. Cost of goods sold as a percentage of net sales for the third quarter of 2002 was 39%.

                SG&A expenses of $872,000 for the 2003 Period increased by $778,000 from $94,000 for the 2002 Period, reflecting operating costs of Magic Lantern in the 2003 Period compared to the elimination of the Apparel Distribution business in the 2002 Period. Principal SG&A expenses for the 2003 Period were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($258,000, $432,000, $19,000, and $59,000, respectively). SG&A expenses in the third quarter of 2003 decreased by $387,000 compared to the third quarter of 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). This decrease is primarily attributable to the costs associated with the acquisition of the Lantern Group in the prior year being incurred by Magic Lantern prior to its acquisition by JKC and the reduction in staff cuts due to the Reduction in Force initiative ("RIF") implemented in April 2003.

                Depreciation and amortization for the 2003 Period was $206,000. Depreciation expense charged to property and equipment was $42,000 and amortization expense of $164,000 was charged to the distribution agreements.

                Interest expense of $82,000 for the 2003 period reflects accrued interest on the notes payable to Zi Corporation, Sonoptic's 25% shareholder, and accreted interest on the Promissory notes payable ($3 million, $553,000, and $370,000 of debt, respectively).

                The Company realized net loss of $579,000 or $.01 per share based on 66.7 million average shares outstanding for the 2003 Period, compared to net income of $862,000 or $.02 per share recognized in the 2002 Period based on 36.4 million average shares outstanding. Included in net income for the 2003 Period was compensation income of $23,000, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $177,000, which reflects an income adjustment of the Replacement Options. The adjustment on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on September 30, 2003 ($.90 per share) compared to June 30, 2003 market value ($1.00 per share).

                Nine months ended September 30, 2003 and 2002. Net sales were $2,181,000 for the nine months ended September 30, 2003 (the "First Nine Months"), compared to $21,000 for the nine months ended September 30, 2002 (the "Corresponding Period in 2002"). The increase reflects an elimination of the Company's Apparel Distribution business ("Apparel Distribution ") as part of its strategy to focus on licensing opportunities and implement the Business Redirection. During the First Nine Months, all revenues were derived from Education and Distribution. Net sales of Magic Lantern's VHS learning content in the First Nine Months of 2003 increased by $223,000 compared to the Corresponding Period in 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). Net sales from the Company's dubbing operations increased in First Nine Months of 2003 by $90,000 from the Corresponding Period in 2002 as a result of increased sales efforts.

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

                Cost of goods sold increased to $871,000 in the First Nine Months compared to $35,000 in the Corresponding Period in 2002, reflecting an elimination of the Apparel Distribution business. Education and Distribution accounted for all of the cost of goods sold in the First Nine Months. Cost of goods sold as a percentage of net sales for Education and Distribution was 40%. Cost of goods sold in the First Nine Months of 2003 increased by $178,000 compared to the Corresponding Period in 2002 (from the activities of Magic Lantern prior to its acquisition by JKC) as a result of the increased sales in the VHS learning and the dubbing operations. Cost of goods sold as a percentage of net sales for the Corresponding Period in 2002 was 38%.

                SG&A expenses of $2,702,000 for the First Nine Months increased by $2,353,000 from $349,000 for the Corresponding Period in 2002, reflecting operating costs of Magic Lantern in the First Nine Months compared to a contraction of the Company's apparel distribution business as part of the Business Redirection in the Corresponding Period in 2002. Principal SG&A expenses for the First Nine Months were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($555,000, $1,306,000, $178,000, and $173,000, respectively). SG&A expenses in the First Nine Months of 2003 increased by $157,000 compared to the Corresponding Period in 2002 (from the activities of Magic Lantern prior to its acquisition by JKC). This increase is primarily attributable to the costs associated with maintaining compliance with public company listing requirements, costs associated with the acquisition of the Lantern Group in the prior year being incurred by Magic Lantern prior to its acquisition by JKC, and the addition of staff, offset by the RIF implemented in April 2003.

                Depreciation and amortization for the First Nine Months was $600,000. Depreciation expense charged to property and equipment was $152,000 and amortization expense of $448,000 was charged to the distribution agreements.

                Interest expense of $186,000 for the First Nine Months reflects accrued interest on the notes payable to Zi Corporation, Sonoptic's 25% shareholder, and accreted interest on the Promissory notes payable ($3 million, $553,000, and $370,000 of debt, respectively).

                The Company realized net loss of $851,000 or $.01 per share based on 66.4 million average shares outstanding for the First Nine Months, compared to net income of $224,000 or $.01 per share recognized in the Corresponding Period in 2002 based on 24.0 million average shares outstanding. Included in net income for the First Nine Months was compensation expense of $108,000, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern, net of cancellations and $1,410,000, which reflects an income adjustment of the Replacement Options reversing compensation expense recorded in 2002. The adjustment on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on September 30, 2003 ($.90 per share) compared to December 31, 2002 market value ($1.70 per share).

Liquidity and Capital Resources

                Liquidity. The Company's cash position decreased to $558,000 at September 30, 2003 compared to $696,000 at December 31, 2002. During the quarter ended September 30, 2003, the Company received $998,000 upon the issuance of promissory notes payable, with detachable warrants; $260,000, net of issue costs of approximately $40,000 was received upon the issuance of 600,000 units pursuant to subscription agreements. For the period from January 1, 2003 to September 30, 2003, the Company used approximately $1,100,000 of cash to fund continuing operational requirements and approximately $96,000 and $257,000 for the purchase of fixed assets and for the capitalization of software development costs, respectively. During the quarter, the Company invested $222,000 (Can $300,000) in a Guaranteed Investments Certificates ("GIC") which is highly liquid investment available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, none of which has been drawn upon by the Company as at September 30, 2003.

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

                Execution of Magic Lantern's business plan business will require capital resources substantially in excess of the Company's current cash reserves. To access the necessary capital needed, Management has several programs to execute during Q1, 2004 to raise $1-3 million in various forms of equity. Those programs are currently being pursued.  Furthermore, the Company is exploring further cost-cutting measures to bring expenses in line with revenues.

                The purchase price for the Magic Lantern acquisition included a three-year note issued by the Company to Zi at the closing of the Lantern Group Transactions on November 7, 2002 (the "Closing") in the principal amount of $3,000,000, bearing interest at 5% per annum (the "Lantern Purchase Note" or the "Note"). Additional stock and cash consideration will be payable if operating results of Magic Lantern meet revenue and cash flow targets for the first twelve months after the closing (the "Performance Period") If operations of Magic Lantern during the Performance Period generate total revenues ("Lantern Revenues") exceeding $12,222,500 and earnings before interest, taxes, depreciation and amortization exceeding $3,000,000, Zi will be entitled to additional consideration equal to 50% percent of all Lantern Revenues for the Performance Period in excess of $12,222,500 (the "Earnout"), up to a maximum Earnout of $2,930,000. Any Earnout entitlement will be payable partly in cash and partly in common stock of the Company, valued for this purpose at $.31 per share ("Earnout Shares"). The Purchase Agreement also provides for a reduction in the purchase price if Lantern Revenues during the Performance Period are less than $5 million. In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Lantern Purchase Note. As of November 14, 2003, it is unlikely that the Company will achieve $5 million in revenues, consequently, the Note will likely be reduced by $1 million, resulting in a goodwill adjustment for the year ended December 31, 2003 in the amount of $1 million.

                Going concern. The Company's working capital deficiency at September 30, 2003 was approximately $1,135,000. Historically, the Company has sought financing from its major shareholders and, during the quarter,

Management negotiated a Promissory Note with detachable warrants capital funding that raised $1.1 million. Further, the Company entered into discussions during the quarter for the sale of its dubbing business in Vancouver, BC, which closed in early November.  The Company is exploring further cost reduction measures to bring expenses in line with revenues..

                The Company has made application to the American Stock Exchange to issue a maximum of six million units. Each unit is comprised of one common share at $0.50 per share and a three-year warrant, to purchase an additional common share, at $0.60 per share. As of September 30, 2003, 600,000 units had been subscribed for totaling $300,000, which had been received by the Company. On July 9, 2003, stock certificates representing the 600,000 shares were issued. During the quarter ended September 30, 2003, the Company received $998,000 upon the issuance of promissory notes. In addition, the Company is in discussion with additional funding sources in order to provide a longer-term financing solution, although there can be no assurance that such financing will be available on a timely basis or on terms favorable to the Company. Failing a longer-term financing solution, in the short term, the Company could seek to factor its accounts receivable and further reduce discretionary investments, particularly in the digitization program. If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

                Capital requirements for 2003 also include, in part, the repayment of an approximate $555,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, the Minister of Business New Brunswick, (formerly, Provincial Holdings Ltd.), unless extended. The Company is currently in the process of renegotiating the terms of the loan, which was due on September 30, 2003.  Prior to September 30, 2003, the Company received a letter  from the Minister of Business New Brunswick extending the term beyond September 30, 2003 thereby allowing the parties to agree to mutually acceptable repayment terms.

Contractual Obligations and Commercial Commitments

                The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long term borrowings.

                The minimum commitments under non-cancelable operating leases consisted of the following at September 30, 2003:

(In thousands)

	Office Equipment	Premises	Total
2003 (remaining three months)	$4	$68	$72
2004	12	160	172
2005	9	165	174
2006	1	150	151
2007	--	139	139
2008	--	81	81
	$26	$763	$789

                The cash flows of principle repayments of long term debt obligations consist of the following at September 30, 2003:

(In thousands)

12 Months ending September 30
2004	$564
2005	11
2006	3
2007	2
2008	1
$581

                The Note payable to Zi is payable in full on the third anniversary of the Closing. Accrued interest on the Note is payable at the end of the sixth calendar quarter after the Closing and thereafter in equal quarterly installments at the end of each calendar quarter in which any principal of the Note remains outstanding.

                The Promissory notes payable are due September, 2004, in the amount of $1,120,000, unless extended by the holders for a further 18 months. Interest will accrete monthly increasing the amount disclosed on the balance sheet of $370,000 to the face value of the debt in the amount of $1,120,000. Of the $1.1 million, $370,000 of the notes are denominated in Canadian dollars (CAD$500,000), the remaining $750,000 in USD. As security for the Notes, Zi Corporation, a major shareholder has agreed to place in escrow 18 million common shares. Attached to the Notes are 1,250,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25 for each $1.00 invested. Of the proceeds received, $658,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $370,000, representing a discount to the maturity value of $1,120,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the USD and Canadian Dollar denominated portions, respectively).

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

Item 4. Controls and Procedures

                Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) are effective in timely providing them with material information required to be disclosed by the Company in its filings under the Exchange Act.  There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls during our most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

The Company has made application to the American Stock Exchange to issue a maximum of six million units.  Each unit is comprised of one common share at $0.50 per share and a three-year warrant, to purchase an additional common share, at $0.60 per share.  As of September 30, 2003, 600,000 units had been subscribed for totaling $300,000, which had been received by the Company.  On July 9, 2003, stock certificates representing the 600,000 shares were issued.  During the quarter ended September 30, 2003, the Company received $998,000 upon the issuance of promissory notes.  These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

Item 6. Exhibits and Reports on Form 8-K.

                (a) Exhibits:

Exhibit
Number:

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b) Reports on Form 8-K

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

  Current Report on Form 8-K dated September 15, 2003 announcing Initial Completion of $1.1 Million Private Placement of Debentures

  Current Report on Form 8-K dated September 17, 2003 regarding the launch of Tutorbuddy, the Company's e-learning system

  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MAGIC LANTERN GROUP, INC.

Date: November 14, 2003	By:	/s/ Robert A. Goddard
Robert A. Goddard President and Chief Executive Officer and Acting Chief Financial Officer (Duly Authorized Officer) (Principal Executive Officer)