Form 10-K
MAGIC LANTERN GROUP  INC
filed 2004-04-14
CIK 811933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003	Commission File No. 1-9502

MAGIC LANTERN GROUP, INC.
(Exact name of registrant as specified in its charter)
New York (State or other jurisdiction of incorporation or organization)	13-3016967 (I.R.S. Employer Identification No.)

1075 North Service Road West, Suite 27 Oakville, Ontario (Address of principal executive offices)	L6M 2G2 (Zip Code)

1385 Broadway New York, New York 10018 (Address of Previous Principal Executive Offices and Zip Codes)

Registrant's telephone number, including area code: (905) 827-2755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.01 par value	Name of each exchange on which registered: American Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).

Yes	No	[X]

As of December 31, 2003, there were 67,087,262 shares of Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $66,416,389.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1. Business

Introduction

                Founded in 1975, Magic Lantern is a Canadian distributor of educational and learning content in video and other electronic formats (collectively, the "Education and Distribution" segment). Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 13,000 titles, and its customers include over 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including Disney Educational, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding services and has developed a proprietary VideoBaseTM indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. Magic Lantern Group is headquartered in Oakville, Ontario near Toronto, Canada with additional offices in Saint John, New Brunswick and Vancouver, British Columbia, New York City and Greater Boston.

                Recent Business Events

                The Agency for Instructional Technology ("AIT") has been a U.S. leader in educational technology since 1962. A non-profit organization, AIT is one of the largest providers of instructional TV programs in North America and a leading developer of educational media, including online instruction, CDs, DVDs and instructional software. AIT learning resources are used on six continents and reach nearly 34 million students in North America each year. AIT products have received many national and international honors, including an Emmy and Peabody award.

                Magic Lantern and AIT have partnered to build and sell a private-labeled version of Magic Lantern's Internet-based platform InSiteTM, branded as The Learning Source ("TLS"). TLS will be marketed to instructional television stations, including more than 120 PBS stations, as well as school districts across the United States. The ultimate target is to provide user-friendly online resources to the approximately 53 million K-12 students currently enrolled in U.S. schools. TLS marks Magic Lantern Group's first third-generation, video library streaming product marketed in the United States.

                The Learning Source is an online library of learning video for K-12 educators, streamed via the Internet. The library offers more than 400 programs, indexed, searchable by keyword, and correlated to state curriculum standards. TLS makes lesson planning easier; teachers can search, play and bookmark their favorite clips for later use in their classroom. Teachers may also access online lesson plans and assessment tools created by the experienced educators at AIT.

                The launch of The Learning Source is part of Magic Lantern's aggressive expansion strategy to create a revenue-generating market presence in the United States. By offering third generation, video streaming digital services to increase revenues from educational digitized videos in the United States, a market segment carrying the potential to generate future earnings for the Company has been tapped.

                In November 2003, Magic Lantern completed final arrangements for the sale of Image Media, its Vancouver-based videotape duplication facility. The operation was sold to make way for increased investment in online service development. Gross proceeds to the Company were approximately $145,000.  The purchase of Image Media was made by BKR Productions, Inc., a British Columbia Corporation formed for holding purposes by the former manager of Image Media. Transfer of ownership and operations occurred effective January 1, 2004. Included in the sale were all installed technologies, customer lists, promotional materials and existing contracts.

                Magic Lantern operates a tape duplication facility in connection with its head office operations. The sale of Image Media, therefore has permitted Magic Lantern to reduce operational redundancies and apply capital realized from the purchase to immediate expansion targets, principally the creation of new revenue lines through roll-out and expansion of current and future online offerings.

                During the year ended December 31, 2003, the Company raised approximately $1,198,000 on issuance of promissory notes (the "Notes") and is obligated to repay approximately $1,337,000 on maturity. The Notes are due within one year of issuance, unless extended, at the option of the holder, for a further 18 months. Of the $1.3 million, $387,000 of the notes are denominated in Canadian dollars, with the remaining $950,000 denominated in USD. Attached to the Notes are 1,450,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25.

                On September 25, 2003, the Company launched Tutorbuddy in both the U.S. and Canada. TutorbuddyTM is a revolutionary, state-of-the-art, e-learning system designed to deliver searchable, curriculum-correlated, digital video programs and learning objects online. TutorbuddyTM, is designed for home use by students and parents. The Company anticipates targeting the U.S. market in the upcoming fiscal year and has as a focus of its 2004 Business Plan an intensive marketing and promotional program in both the U.S. and Canada to build on the launch's momentum. The Company has also launched and received encouraging response to the Company's institutional product, Magic Lantern InSite. On October 24, 2003, the Company announced that Red Deer Public Schools, the ninth largest school district in the province of Alberta, Canada, agreed to deploy Magic Lantern InSiteTM, the Company's latest e-learning video service for schools. InSite will be distributed to nearly 10,000 students enrolled in Red Deer Public's 21 elementary and secondary schools. As broadband infrastructure to schools and homes continues to swell, the Company and its digital products are correctly positioned to meet the demand for quality online educational content.

                Formation of the "Company"

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

                On November 7, 2002, the Company and Zi consummated the transactions contemplated by the Purchase Agreement (the "Magic Lantern Transactions") following their approval by the Company's shareholders. The Company's acquisition of Magic Lantern was implemented through its purchase from Zi of all the outstanding capital stock of MagicVision, in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company's common stock, representing 45% of its common shares outstanding after the closing. The Purchase Agreement provides for additional stock and cash consideration up to $2,930,000 or offsets against the Company's promissory note up to $1 million based on Magic Lantern's operating results for the first twelve months after the closing. See "Liquidity and Capital Resources - Liquidity." As part of the Magic Lantern Transactions, the Company added three designees of Zi to its board of directors, implemented a new stock option plan primarily for management and employees of Magic Lantern, changed its corporate name to Magic Lantern Group, Inc. and, effective November 8, 2002, changed its AMEX trading symbol to "GML." After consummation of the Magic Lantern transactions, Alpha Omega Group ("AOG") held in record name approximately 47% of the Company's outstanding shares.

                Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the final quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

                Magic Lantern Group, Inc., formerly JKC Group, Inc., and previously Stage II Apparel Corp. (the "Company"), was engaged for over 20 years primarily as a distributor of proprietary and licensed brand name casual apparel, active wear and collection sportswear for men and boys. In response to a decline in its apparel distribution operations, the Company elected to contract those operations to third parties during the last two years as part of a strategy of reducing the costs and inventory risks associated with its historical core business and repositioning the Company through one or more acquisitions. To facilitate the change in strategic direction, in March 2002 the Company obtained $1,500,000 in financing from an entity, Alpha Omega Group ("AOG").

                Following the completion of the AOG transaction, and facing continued decline in its apparel business, the Company continued to pursue its business redirection by exploring potential acquisition opportunities, with a view toward expanding existing licensing operations or adding compatible business lines, culminating in the acquisition of Magic Lantern. As part of the transaction to acquire Magic Lantern, the Company (i) added three designees of Zi Corporation, the vendor of Magic Lantern, to it's board of directors, (ii) implemented a new stock option plan primarily for management and employees of Magic Lantern, (iii) changed the Company's corporate name to Magic Lantern Group, Inc., and (iv) effective November 8, 2002, changed the AMEX trading symbol to GML.  Zi Corporation currently owns 45% of the outstanding common stock of the Company.

Products

General.

                Our product focus following the transaction with Magic Lantern became the sales and distribution of educational and learning content in video and other electronic formats. As a result of this transaction we acquired distribution rights to over 300 film producers representing over 12,000 titles, and customer relationships at 9,000 out of 12,000 English speaking schools in Canada. Our library includes content from numerous producers, including: Disney Educational Productions, Annenberg / CPB and CTV Television. In addition, TutorbuddyTM is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic provides digital video encoding services and has developed the proprietary VideoBaseTM indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content.

                Magic Lantern Group, Inc. ('Magic Lantern") has grown to be a major source in Canada for educational video resources, educational television series, program repurposing and digital delivery. By 1994, Magic Lantern had developed a catalogue of more than 10,000 video titles covering all subject areas from pre-school through high school, post-secondary and general interest, with exclusive distribution agreements with more than 200 producers and suppliers. With over 9,000 of 12,000 Canadian schools among Magic Lantern's customer base, attention was focused on growth opportunities within the education sector. At this time, digital technologies were having an impact on video delivery methods with the continuing expansion of Broadband delivery methods along with compression technology increasing capacity of satellites and fiber-optic cable providing telephone companies with an opportunity to carry more than traditional voice and data. To address this ever changing technology landscape, Magic Lantern responded by creating Sonoptic Technologies, Inc, in cooperation with the Government of New Brunswick as a 25 per cent minority partner, to develop an expertise and service offering in the field of analog to digital conversion, and subsequent applications for this new digital form of video programs. Sonoptic began encoding the Magic Lantern library of educational video content in order to "pilot" a video-on-demand service.

                As part of our continuing "organic" growth strategy, we will require additional capital resources to complete the digital encoding of the Magic Lantern library as well as fund the further development of software capable of managing video delivered over the Internet. Magic Lantern acquired additional content through its acquisition of Image Media in 1998 (subsequently sold in 2003 as mentioned above), and was expanding its revenue base by utilizing its distribution channels for new products and services. Innovative programs for schools, such as its lease-to-own library program were launched (with the recommendation of the Canadian Principals Association), and the Campbell Soup Company's "Labels for Education." The debut of "Labels for Education" was managed, marketed and delivered by Magic Lantern with over 3,500 Canadian schools taking part within the first six months of the program. That program has now expanded to serve nearly 6,000 schools since its launch in 1996.

                TutorbuddyTM builds on the research & development of Sonoptic, and has developed an on-line educational video library with an extensive information search capability and content management system. TutorbuddyTM is branded and offered to Canadian schools with the ultimate market being the homes of school-age children, some five million in Canada, when the service has proven effective in Canadian schools. Concurrent with providing the TutorbuddyTM innovation in the current core market of Canada, where Magic Lantern has a dominant position in the industry, plans include the expansion of the traditional distribution business into the United States and Internationally. Expanding to global markets and developing a brand presence internationally while proving the digital service application in Canada is intended to be the springboard for the Magic Lantern's growth initiatives. Magic Lantern continues its focus on becoming a respected and successful company in the delivery and management of educational video content, in both Canadian markets and worldwide.

                Product Mix. Following the Company's acquisition of Magic Lantern our product mix is comprised of video sales, video dubbing, and video encoding. Video sales accounted for approximately 66%, 61% and 68% of Magic Lantern's net sales in 2003, 2002 and 2001, respectively Video dubbing accounted for approximately 22%, 25% and 14% of Magic Lantern's net sales in 2003, 2002 and 2001, respectively. Video encoding accounted for approximately 5%, 6% and 16% of Magic Lantern's net sales in 2003, 2002 and 2001, respectively. Sales made by the Magic Lantern group following the company's November 7, 2002 acquisition of the group accounted for 95% of the company's sales in 2002. Prior to our acquisition of Magic Lantern our emphasis was on our apparel business. These apparel lines accounted for 100% of our net sales in 2001 and approximately 5% in 2002. As our apparel business slowed we pursued a business redirection culminating in our purchase of Magic Lantern. The acquired Magic Lantern businesses now constitute our entire business.

                Marketing Strategy. The Company's current marketing strategy is focused on providing curriculum relevant content to educators through targeted advertising, faxing, and direct mailings principally to schools and school boards, public libraries, family resource centers, and other customers in Canada and the United States. Prior to implementing its business redirection the Company was focused on offering multiple product lines of quality casual apparel and activewear distinguished by design, brand and label. Following the acquisition of Magic Lantern, the Company has adopted a marketing strategy to concentrate resources towards expanding the geographic and market reach of Magic Lantern's historic business.

                Our market plan for growth in the Canadian market has involved multiple initiatives including i) installing an Inside Sales call centre team and customer relations prospect identification system; ii) re-developing the Tutorbuddy home service (http://www.tutorbuddy.com a retail interface to the InSite video engine) to a homework help service targeting parents of school-age children; iii) implementing a test of market readiness for Tutorbuddy services in a pre-Christmas offering aimed at home-based users; iv) entering into a province-wide paying pilot for InSite use in selected British Columbia school districts, which was the first large-scale commitment to online video services in Canadian education; and v) launching an Inside Sales-led marketing of InSite (http://www.magiclanterninsite.com) based on innovative per-teacher pricing which is now establishing significant traction at the building level in the Canadian provinces targeted so far.

Business Development USA

                Leveraging the financial base of operations already established in Canada, the Company believes its future growth lies in the United States. The spearhead of the Company's US strategy in 2004 is to introduce InSite into the United States reconfigured for US school markets as "The Learning Source" through the Bloomington Indiana-based Agency for Instructional Technology ("AIT"). "The Learning Source" is currently being offered to long-time PBS station customers of AIT for use with affiliated school districts. One illustration would be Las Vegas, Nevada where the local PBS station integrates with Clark County School District, and is the fastest-growing district in the US. Other PBS station-School District areas in Los Angeles and West Virginia are expected to begin trial shortly. More are expected to participate as demonstrations develop.

                Establishment of US school market presence will enable the Company to expand product offerings to schools and homes. In essence, the website interface of InSite makes use of the same back-end web engine as Tutorbuddy for offering to homes and other businesses, particularly health and sports related entities, as a safe, secure video resource on the Web. Sales strategy will focus on online marketing based on tele-sales and live demo from the Web. An aggressive approach to building web-based tele-sales will occur through merger and acquisition of educational software sales companies as outlined below.

Go-to-Market USA
•	Built The Learning Source ((http://www.aitlearningsource.net the USA version of InSite) in partnership with the US-based Agency for Instructional Technology;

•

Launched AIT The Learning Source to serve PBS network school district customers as initial targets, establishing a base for additional product offerings to school districts outside traditional PBS cachement areas

•

Aggressively changed the paradigm of rights licensing to fit Internet realities by re-defining digital rights as non-exclusive and non-geographically limited when "wrapped" in and enabled by online Web applications offering subscribed streaming delivery (e.g. accepted in principle as an early point of digital rights negotiations with Walt Disney Educational Media);

•

Acquired an expanded range of new US-based product and producer relationships based on non-exclusive application-limited digital rights for US market offerings serving education and other online verticals beginning with professional health training and sports training and coaching;

•	Developed a US market entry roll-up strategy based on acquiring the educationally specialized and experienced sales forces of educational software distributors;

•

Targeted and approached US educational software distributors industry with a focus on using their sales forces to market value-added online content services as a new channel to market (the criteria being non-video content suppliers with customer databases, active sales programs, particularly in CRM-based telemarketing with a record of historical service to education).

                Additional opportunities for growth in the U.S. will include i) the sub-distribution of existing learning video titles for which the Company has exclusive US distribution rights; ii)Online e-commerce sale of titles in hard copy format (disk and tape) for which the Company has exclusive distribution rights (currently some 1000 titles) through acquired educational software sales forces employing direct mail, web sales and tele-sales to established client bases; iii) E-commerce links from online applications promoting sales of hard copy offerings, such as VHS, DVD or VCD copies, of programs being accessed as online video stream; iv) sale of user information to partners, allies and competitors; v) expanded sale of production services of Sonoptic video encoding, indexing and database provisioning to owners of video collections allowing searchable streaming collections (e.g. to viewers of content-intensive websites such as sports television, self-help, home renovation and food/cooking websites as examples).

            Customers. Following the change in business focus in connection with the transaction with Magic Lantern, the Company's customers are primarily educational institutions, family resource centers, and public libraries in Canada. Magic Lantern's ten largest customers for the year ended December 31, 2003 accounted for approximately $695,000 of revenue (Period from November 7, 2002 to December 31, 2002 represented $162,000 of revenue) and for the twelve months ended December 31, 2002, represented $775,000 of revenue, none of which individually accounted for more than 10% of sales. The Company's apparel products were historically sold primarily to national and regional specialty and department store chains, sporting goods stores and wholesale membership clubs throughout the United States, Canada and Mexico. The Company had 500 customer accounts in 2001, none of which individually accounted for more than 10% of sales in 2001.

                Distribution. Magic Lantern's distribution strategy is to acquire licensing rights for video productions produced by other companies and to return royalties as a percentage of gross receipts. The company maintains a library of over 12,000 master versions of the titles and creates VHS, DVD, CDR and VCD copies for sale in its duplication labs in Oakville and Saint John. These are packaged together with media bought directly from suppliers for whom we do not have masters in-house, and shipped to customers. The distribution of such products is governed by distribution agreements with suppliers and producers, many of which are, generally, exclusive as to territory.

                Manufacturing

                Manufacturing Sources. Following our change in business focus in connection with our transaction with Magic Lantern there is no manufacturing activity by or on behalf of the Company.

                Quality Control. Magic Lantern's business primarily involves the distribution of videocassette tapes that are either copied from masters in Magic Lantern's possession or sourced directly from producers. Due to the nature of the business, quality control issues are not material. Historically, all finished products manufactured for the Company were inspected by its employees or agents prior to acceptance and payment by the Company to ensure design, quality and other production specifications were met.

                Imports and Import Restrictions

                Magic Lantern's products consist primarily of content delivered on videotape and other electronic media. Certain of the videotapes offered for sale in Canada are sourced in the United States. There are no tariffs or taxes involved in the import of these products from the United States.

                Backlog

                The Company's backlog of orders totaled approximately $154,000 and $100,000 at December 31, 2003 and 2002, respectively.

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

                Traditional Learning Video Content Providers.

                Management believes the Company is currently one of the largest educational learning video providers to the Canadian education, library and special interest group markets. In management's opinion, Magic Lantern has attained this position as a result of several competitive factors, including its knowledge of the Canadian education system and the provincial Ministries of Education, brand recognition, supply-line relationships with worldwide educational video producers and leadership in creating course correlated matching for educators for over 27 years.

                Traditional format competitors of the Company in Canada include:

•

Canadian Learning Company, Inc., focused primarily on the kindergarten to Grade 12 ("K-12") markets and special interest groups, has the advantage of representing three major producers in Canada -AIMS, Great Plains and Reading Rainbow.

•	Visual Education Centre benefits from relationships with producers such as TVO, BBC, PBS, Phoenix and John Cleese, as well as the appeal of carrying French language content.

•

Marlin Motion Pictures Ltd. distinguishes its offerings by supplementing its K-12 education video with business and general industry content from suppliers including United Learning, AGC and MTI, although it offers no option for course correlation.

•

McIntyre Media, providing video to the schools in the K-12 market, with some health market related content.  McIntyre represents some well regarded producers in Canada including Sunburst, Meridian and Learning Speed.

Digital learning video content providers.

                The Company has agreements with many of its producers for its digitization, indexing and ultimately streaming of their analog content through the Company's web-enabled TutorbuddyTM or stand-alone media offerings. Management believes these services offer the following competitive advantages:

•	Access to its "crypto key," a technology developed by TutorbuddyTM to prevent downloading of content and subsequent re-purposing;

•	Use of the metadata collected from K-12 course correlation to ensure that descriptive material used for search corresponds to educators' needs;

•	Access to Magic Lantern's content library of over 5,500 titles for which we have digital rights;

•

Availability of innovative software tools (Video Based Streaming Solutions - VBSS) developed by TutorbuddyTM with full indexing and relevant search capabilities for all digitized, indexed video content; and

•	Leadership in the movement to include indexed and streaming rights versus, straight streaming of full content without indexing.

                Although management believes that competitors of TutorbuddyTM and VBSS currently lack a comparable range of services, various distributors now offer learning video content in streaming format, providing competition worldwide through Internet-enabled services. These competitors include:

•

Classroom Video is an Australian based firm with a presence in the United States, Canada and the United Kingdom for its encoded indexed titles produced in house and generally provided on hard drives sold to end users.

•	United Streaming has established a presence in Canada through distribution arrangements with Marlin Motion Pictures, a traditional format competitor.

•	AIMS Multimedia provides a branded service with digital curriculum available in the United States.

                Other streaming technologies and streaming packaging, although not directly competitive, are generally available through television on the Web, production and publication, event management, entertainment, expert systems linked to education, university and test environments and promotion and sales demonstrations.

Employees

                As of December 31, 2003, the Company had 33 salaried employees. Of the 33 employees, 5 provide executive and management services, and 28 provide clerical services. None of the Company's employees are party to a collective bargaining agreement. We consider our working relationships with employees to be good and have never experienced an interruption of operations due to a labor dispute.

Recurring Losses

                We have a history of losses and may continue to incur losses from operations. Our net losses were $2,255,000 for the year ended December 31, 2003. These losses primarily reflect selling, general and administrative ("SG&A") expenses generally in excess of gross profit levels. Our business plan contemplates continued expansion efforts that will entail substantial SG&A and related expenditures without any assurance of deriving profits from operations. Our ability to achieve profitable operations through operations of the Company could be adversely affected by delays or inefficiencies in the development cycle for new products and services, inability to penetrate new geographic markets, lack of sponsor or consumer acceptance of those products and services, competition and changing technology.

Risks Associated with Lancer Group

                The Lancer Group has been a significant shareholder of the Company since the last quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

Risk of Inadequate Financial Resources

                The execution of our business plan for expanding our trademark licensing and e-education businesses could be impaired by inadequate financial resources. Both Sonoptic's and Tutorbuddy's business in particular requires ongoing upgrades to components and facilities as new technologies emerge. To maintain leading-edge technical solutions for new media and to remain competitive, the Company requires significant capital expenditure on an ongoing basis. In the absence of substantial increases in our revenues our working capital will likely be expended before the end of 2004. In that event, we will be required to either limit future development and marketing activities or raise additional equity capital or incur more debt to continue financing those activities. The issuance of additional equity could be dilutive to existing stockholders, and the alternative of financing development through borrowings could reduce our operating flexibility and weaken our consolidated financial condition.

Risk of Customer Budget Reductions

                Our goal of maintaining our existing customer base and extending our e-education products and services to new markets could be hampered by cash constraints affecting both current and prospective customers. Educational video products are acquired mainly by libraries and schools in the Company's existing Canadian markets. These institutions represent approximately 90% of the Company's current customer base. They are funded by government and are therefore subject to reductions or re-allocation of funding, either of which could adversely affect our prospects for achieving profitability through operations of the Company. Similar constraints could impair our efforts to expand the Company's customer base to new markets.

Uncertainties in Product and Market Expansion Plans

                Our planned expansion of the Company operations could be adversely affected by many of the technological, business and financial risks inherent in the commercialization of new products for markets in which we are not an established participant. The success of the Lantern Group's e-education offerings in these markets will depend not only on securing sponsorship or licensing arrangements with educational organizations outside of Canada, but also on the willingness of teachers, students and their parents in existing and new geographic markets to utilize these resources. We could encounter resistance to implementation of our e-education offerings and technology for any number of fiscal, cultural or political reasons beyond our control. These factors make the ultimate success of our plans for expanding the Lantern Group's offerings and markets highly uncertain.

Risk of Inadequate Marketing Resources

                The limited exposure of the Lantern Group to e-education markets outside Canada could impair our ability to penetrate those markets. In the absence of substantial market penetration, our operations may fail to generate sufficient sponsorship, licensing or subscription fees to attain profitability. While we are beginning to establish relationships with distributors and other intermediaries to facilitate marketing arrangements for the Company's products and services in those markets, we expect to remain primarily dependent on our own limited marketing resources for executing our expansion plans.

Risk of Technological Obsolescence

                The e-education marketplace is characterized by rapid technological changes that could put us at a competitive disadvantage and hamper our expansion plans. E-education products and services using different or better integrated platforms could be introduced and established in markets outside Canada before our market expansion plans for the Company's products are implemented and before market acceptance is achieved for Tutorbuddy's services. Developers of similar products and services have experienced time lags of one year or more between commencement of marketing activities through the completion of field trials and ultimate sales or subscriptions. If similar or longer delays are encountered in our efforts to implement our business plan for the Company, we could face the risk of technological obsolescence, adversely affecting our prospects for market penetration and profitability.

Dependence on Licensed Content

                Because our business is dependent on licensed content for our e-education offerings, our business is subject to the risk of license terminations or adverse changes in license renewal terms as well as the risk of intense competition in markets where our rights to licensed content are non-exclusive. We believe our e-education offerings are distinguished in large part by the popularity of our video library. Most of our distribution agreements are renewable, and some condition renewal on minimum annual royalty payments from the Company ranging from approximately $3,000 to $15,000. These thresholds generally increase for each successive contract year. The distribution agreements also provide the producers with termination rights if the Company defaults on these obligations or fails to comply with other provisions of the agreements. If the Company is unable to obtain renewals or replacements on comparable terms, acceptance of our e-education offerings could be severely impaired.

Lack of Control Over Licensed Content

                Because the Company distributes educational videos created by unaffiliated producers, we do not control the quantity or quality of the productions, any reduction in which could cause customer dissatisfaction and result in the loss of market share.

Competition

                The intensely competitive and fragmented nature of the e-education industry creates various market risks that could impair our ability to retain and expand the Company's current markets and market share. Principal competitors currently include multi-national and regional firms offering services, systems and platforms through established Internet sites or proprietary networks. In addition, many educational organizations provide a broad range of educational data base resources without charge. Most of these competitors have substantially greater financial, technical, marketing and deployment resources than us. Many of these competitors particularly in markets outside Canada have the added advantage of offering a greater diversity of products and services with a substantial installed customer base. These competitors could control these markets before we obtain any meaningful market share, adversely affecting our prospects for market penetration and profitability.

Dependence on the Internet and Computer Systems

                Our ability to expand the Company's delivery platforms and penetrate new markets could be frustrated without continued growth in the use and efficient operation of the Internet. Web-based markets for information, products and services are new and rapidly evolving. If Internet usage does not continue to grow or increases more slowly than anticipated, we could be unable to secure new sponsorship and subscription arrangements for the Company's offerings. To the extent our business relies on web-based delivery platforms, our operations will also be dependent on adequate network infrastructure, consistent quality of service and availability to customers of cost-effective, high-speed Internet access. If our systems cannot meet customer demand for access and reliability, these requirements will not be satisfied, and customer satisfaction could degrade substantially, adversely affecting our prospects for market penetration and profitability.

Regulatory Risks

                Our dependence on the Internet for growth in the makes our operations susceptible to Internet-related regulatory risks and uncertainties. The laws governing the Internet remain largely unsettled, even in areas where there have been legislative initiatives. It may take years to determine whether and how Internet services are affected by existing laws, including those governing intellectual property, privacy, libel, product liability and taxation. Future legislation or judicial precedents could reduce Internet use generally and decrease its acceptance as a communications and commercial medium, adversely affecting our prospects for achieving profitability.

Risks Associated with Dependence on Key Personnel

                The execution of our business plan for expanding our trademark licensing and operations will be severely hampered unless we are able to attract and retain highly skilled technical, managerial and marketing personnel for that purpose. Current compensation and benefit levels could contribute to the loss or reduced productivity of personnel and impair our ability to attract new personnel, either of which could have a material adverse affect on our operations and financial prospects. In addition, our operations require specific skills for digital encoding of analog video and indexing and managing digital video content. Specialized training must take place in the workplace, requiring an ongoing investment to effectively integrate new employees and assist existing staff attain the most up-to-date skills. Because demand for these skills is high in this competitive environment, the Company risks losing staff and its investment in developing their skills to larger firms with greater resources.

Control by Selling Stockholders

                Because the Lancer Group and Zi Corporation collectively own 92.7% of our Common Stock outstanding, our other stockholders have no control over matters submitted for stockholder approval. Most matters submitted to a vote of our stockholders will require affirmative vote by holders of a majority of the votes cast, or a majority of the outstanding common stock in the case of a business combination or charter amendment and a plurality of the votes cast for each nominee for membership on our board of directors. Accordingly, our current stockholders other than Lancer Group and Zi Corporation will be unable to control the outcome of any proposed merger or other extraordinary transaction, the election of any board members or any other aspects of corporate governance, and the voting power to determine these matters will be shared by Zi and Lancer Group so long as they continue to hold a substantial portion of their Shares.

Item 2. Properties

                Magic Lantern is headquartered in Oakville Ontario, near Toronto, Canada with other offices in Saint John, New Brunswick and Vancouver, British Columbia New York City and Greater Boston..

Item 3. Legal Proceedings

                On October 20, 2003, Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., (a subsidiary of the Company) and Wendy Connolly were terminated by the Company. Both the Company and the Connollys are in disagreement over the terms of their termination, however, the parties continue to communicate in regards to this disagreement. Wendy Connolly subsequently filed action against the Company claiming damages in the amount of $250,000 for wrongful dismissal. On February 3, 2004, counsel to Wendy Connolly was formally served with a Statement of Defence and Counterclaim by the Company. The Statement of Defence and Counterclaim adds Doug Connolly as a defendant in the counterclaim. The counterclaim seeks damages as against both Wendy and Doug Connolly for damages in the amount of $500,000, an accounting to determine profits made by the Connollys in relation to the breach of their fiduciary duties, a permanent and interlocutory injunction restraining the Connollys from soliciting clients and utilizing confidential information, punitive damages in the amount of $1,000,000 plus interest and costs. The Company believes that claims made by Wendy Connolly are without merit.

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

                Other Matters. The Lancer Group has been a significant shareholder of the Company since the last quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

Item 4. Submission of Matters to a Vote of Security Holders

                On November 3, 2003 the Company held its Annual meeting of shareholders to vote on (i) a proposal to elect to the Board of Directors of the Company, Howard Balloch, Richard Siskind, Michael R. MacKenzie, Michael Lobsinger, Richard Geist, Stephen Encarnacao and Tammy Wentzel, and (ii) a proposal to approve an amendment to the Company's stock option plan. A description of the proposal and a tabulation of the voting on each proposal is set forth below:
Proposal	Votes For	Votes Against	Abstentions

1. Election of Directors	29,750,000	0	30,000,000
2. Amendment of Stock - Option Plan	29,750,000	0	30,000,000

PART II

Item 5. Market for the Company's Common Stock and Related Shareholder Matters

Trading Market

                The Company's common stock is listed for trading on the AMEX under the symbol GML. The following table sets forth, for the periods indicated, its high and low sales prices as reported on the AMEX.

	Market Prices
	High	Low
2002:

First quarter	$.31	$.18
Second quarter	1.25	.20
Third quarter	.98	.40
Fourth quarter	1.75	.25

2003:

First quarter	$1.75	$.70
Second quarter	1.09	.70
Third quarter	1.00	.72
Fourth quarter	1.45	.72

Security Holders

As of April 1, 2004, there were approximately 100 holders of record.

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

Compliance with AMEX Listing Requirements

                The Company is in compliance with AMEX listing requirements, and has been compliant throughout the year ended December 31, 2003.

Recent Sales of Unregistered Securities

                On July 9, 2003, stock certificates representing 600,000 shares were issued following the placement of 600,000 units, pursuant to subscription agreements. The Company received $260,000, net of issue costs of approximately $40,000 in the second quarter of 2003.

                In September and November of 2003, the Company raised approximately $1,198,000 on issuance of promissory notes (the "Notes"), due within one year, unless extended, at the option of the holders for a further 18 months. Attached to the Notes are 1,450,000 warrants, exercisable for a period of three years at an exercise price of $.25. On maturity, the Company is obligated to repay approximately $1,337,000. Of the $1.3 million, $387,000 of the Notes are denominated in Canadian dollars, which was equivalent at the time of issuance to CAD$500,000. The remaining $950,000 worth of Notes are denominated in U.S. Dollars.

Item 6. Selected Financial Data

                The following table presents selected financial data of Magic Lantern Group, Inc. at and for the year ended December 31 in each of the five years through 2003. The selected financial data presented below has been derived from the Company's audited financial statements. For each of the three years through December 31, 2003, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Financial Statements of the Company and related Notes included elsewhere in this Report.
(In thousands, except per share amounts)

	2003	2002	2001	2000	1999
Income Statement Data:
Net revenue	$ 2,871	$ 386	$ 2,855	$ 9,891	$ 10,537
Cost of sales	1,209	188	3,068	8,158	7,982
Gross profit (loss)	1,662	198	(213)	1,733	2,555
Commission and other income	25	---	10	18	97
	1,687	198	(203)	1,751	2,652
Selling, general and administrative expenses	3,865	1,056	1,195	2,638	2,431
Gain on lease cancellation	---	---	---	---	(244)
Depreciation and amortization	814	136	209	---	---
Compensation adjustment from options	(1,091)	2,239	---	---	---
Impairment of goodwill	---	---	1,293	---	---
Impairment of trademark	---	181	---	---	---
Loss (gain) on sale of securities	---	---	11	(11)	(22)
Gain on settlement of litigation	---	(526)	(116)	---	---
Operating income (loss)	(1,901)	(2,888)	(2,795)	(876)	487
Royalty income	---	90	60	100	---
Interest expense, net	354	43	209	497	405
Income (loss) before income taxes	(2,255)	(2,841)	(2,944)	(1,273)	82
Income taxes	---	---	33	7	6
Net income (loss)	$ (2,255)	$ (2,841)	$ (2,977)	$ (1,280)	$ 76
Net income (loss) per common share: Basic and fully diluted	$ (.03)	$ (.09)	$ (.72)	$ (.31)	$ .02

Weighted average common shares outstanding, basic and diluted	66,483	31,561	4,127	4,124	4,037

	2003	2002	2001	2000	1999
Summary Balance Sheet Data:
Total assets	$ 12,653	$ 13,962	$ 492	$ 5,697	$ 6,409
Working capital (deficit)	(2,092)	(179)	(1,073)	69	292
Due to factor	---	---	514	2,636	1,817
Notes payable	572	---	403	0	0
Long term debt, excluding current portion	2,012	3,032	---	---	---
Shareholders' equity (deficit)	7,357	9,259	(865)	2,067	3,310

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

                Founded in 1975, Magic Lantern Group, Inc (hereinafter "Magic Lantern") is a Canadian distributor of educational and learning content in video and other electronic formats (collectively, the "Education and Distribution" segment). Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 12,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including: Disney Educational Productions, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding services and has developed proprietary videobase indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. Magic Lantern is headquartered in Oakville Ontario, near Toronto, Canada with other offices in Saint John, New Brunswick and Vancouver, British Columbia, New York City, and Greater Boston..

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

                Risks Associated with the Magic Lantern Acquisition. Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For its last three fiscal years ending December 31, Magic Lantern incurred net losses aggregating 8.1 million.  See "Liquidity and Capital Resources - Capital Resources." The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology. A discussion of these and other related business risks is included in the Company's proxy statement dated October 15, 2002 for the Magic Lantern Transactions.

                Risks Associated with Lancer's Ownership of Company Shares. The Lancer Group has been a significant shareholder of the Company since the last quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

                Stock-Based Compensation. Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), as amended by FAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. See "Equity Infusion" below. Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,239,000 for the year then ended, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On December 31, 2003, the closing price of the Company's common stock on the AMEX was $.99 per share. The decrease in market price from December 31, 2002 resulted in an income adjustment of $1,091,000 for the year ended December 31, 2003, reversing previously recorded compensation expense, in 2002. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

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

                Registration statement. On December 31, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering 64,300,000 shares of common stock. Of the Shares covered by the Prospectus, 31,550,000 were issued by the Company in the Equity Infusion, 29,750,000 were issued by the Company as part of the consideration on the acquisition of Magic Lantern and up to 3,000,000 may be issued under an earnout arrangement for this acquisition. See "Equity Infusion" and "Magic Lantern Acquisition."

Results of Operations

                Results of operations for the year ended December 31, 2003 and 2002 (Results for the year ended December 31, 2002, include the results of Magic Lantern for the period from November 7, 2002 to December 31, 2002).

                Seasonality. Following the acquisition of Magic Lantern in 2002, our business shifted to video dubbing and distribution of video and electronic based educational and learning content ("Education and Distribution"). A significant portion of these sales are made to libraries and educational institutions, as such, we expect revenues to be cyclical based on varying fiscal budgets across Canada as well as seasonal due to the traditional school year, leaving the summer void of educational sales. Third quarter revenues to educational institutions have historically been lower by approximately 15% due to the school break in July and August. At the end of 2001, management decided to wind down the apparel business. Prior to the wind down of its apparel distribution business and the acquisition of Magic Lantern, the Company experienced seasonal business fluctuations due primarily to seasonal buying patterns for its product mix of casual apparel and activewear. The change in this pattern during 2001 reflects an inventory sell off associated with the Company's efforts to implement its planned business redirection.

                Sale of Western Dubbing Operations. On November 28, 2003, the Company completed it previously announced sale of its Western dubbing operations (the "Image Media"), located in Vancouver, British Columbia, to a company controlled by a former employee. Management's decision to sell Image Media was based on the realization that the market for analog duplications services was shrinking and shifting towards digital format, which would have required significant investment in new duplication technologies. Cost of sales as a percentage of net sales was 55% and 53% for 2003 and 2002, respectively. Sales and cost of sales for 2003 were lower than 2002 due in part to the shrinking market for analog duplication services and 11 months of operations in 2003 compared to 12 months operations in 2002. Gross proceeds to the Company from the sale of Image Media were approximately $143,000. Also in connection with the sale of Image Media, the Company closed it office in Vancouver, locating remaining employees to home office environments. Management is of the opinion that the sale of Image Media and the closure of the Vancouver office will reduce operating costs, while not negatively impacting future results. The Company continues to provide dubbing services at its Oakville, Ontario and Saint John's, New Brunswick offices.

                Years Ended December 31, 2003 and 2002. Net sales were $2,871,000 for the year ended December 31, 2003, compared to $386,000 for 2002. The increase primarily reflects a full year of operation of Magic Lantern's Education and Distribution business in 2003 compared to approximately two months in 2002. During the first quarter of 2003, the Company created and staffed an inside telesales unit to directly market to its customers and installed a Customer Relationship Management system to support the inside sales unit. In addition, the Company added a content preview function and an e-commerce module to the www.magiclantern.ca website to allow its customers to select and order product online. The Company continues to build out these sales capabilities to ensure they are up to full strength for the fall back-to-school selling season. During the year ended December 31, 2003, all revenues were derived from Education and Distribution. During the year ended December 31, 2002, $21,000 of revenues were derived from Apparel Distribution and $365,000 of revenues were derived from Education and Distribution.

                Cost of goods sold increased to $1,209,000 in 2003 compared to $188,000 in the same period last year, reflecting a full year of operations of Magic lantern's Education and Distribution business. Education and Distribution accounted for $153,000 of cost of goods sold in 2002. Cost of goods sold as a percentage of net sales for Education and Distribution was 42.1% for the year ended December 31, 2003 compared with 48.7% for the year ended December 31, 2002.

                SG&A expenses of $3,865,000 for 2003 increased by $2,809,000 from $1,056,000 for 2002, reflecting a full year of operations of Magic lantern's Education and Distribution business. Principal SG&A expenses are comprised of professional fees, salaries and benefits, advertising and promotion, costs associated with public company listing, reporting, and compliance, and, occupancy costs.

                Interest expense, net of interest income, aggregated $354,000 in 2003 compared to $43,000 or in 2002, reflecting accrued interest on debt for 2003, as follows: $143,000 pertaining to Zi Corporation's $2 million, 5% note; $155,000 relating to the effective interest accrued on promissory notes in connection with the notes/warrants issued in the fourth quarter of 2003; $45,000 on the Provincial Holdings Ltd. 6.75% note of $580,000 (Can $ 750,000); and approximately $20,000 of interest expense incurred on bank financing. The Company recognized a net non-cash adjustment of $1,091,000 at December 31, 2003, of which, $1,251,000 reflects the compensation component of the Replacement Options issued as part of the AOG Transactions in April 2002 and $160,000 reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern on November 7, 2002. For the comparative period in 2002, a net non-cash charge of $2,239,000, of which, $2,119,000 reflects the compensation component of the Replacement Options and $120,000 reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern. The charge on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on December 31, 2003. See "Business Redirection - Stock-Based Compensation." The Company recorded a gain of $526,000 net of legal expenses recorded in the second quarter of 2002 on settlement of the Company's litigation against the domestic licensee of its Cross Colours trademark. See "Business Redirection - Licensing."

                During the year ended December 31, 2002, the Company recorded an impairment charge of approximately $181,000 (the remaining balance) on the trademark as it was deemed by management to be worthless.

                The Company realized net loss of $2,255,000 or $.03 per share based on 66.5 million average shares outstanding for 2003, compared to a net loss of $2,841,000 or $.09 per share recognized in 2002 based on approximately 31.6 million average shares outstanding. Total shares outstanding as at December 31, 2003 and 2002 were 66,797,000 and 66,147,000, respectively. The operating loss for the year ended December 31, 2003 was $1,901,000 compared to $2,888,000 for 2002, of which $376,000 relates to Magic Lantern for the period from November 7, 2002 to December 31, 2002.

                Years Ended December 31, 2002 and 2001. Net sales were $386,000 for the year ended December 31, 2002, compared to $2,855,000  for 2001. The decrease primarily reflects a contraction of the Company's apparel distribution business ("Apparel Distribution ") as part of its strategy to focus on licensing opportunities and implement the Business Redirection, coupled with net sales of Magic Lantern. During the year ended December 31, 2002, $21,000 of revenues were derived from Apparel Distribution and $365,000 of revenues were derived from Education and Distribution.

                Cost of goods sold decreased to $188,000 in 2002 compared to $3,068,000 in 2001, reflecting off-price sales of discontinued brands as part of the Company's efforts to reduce inventory and position itself to implement the Business Redirection. Education and Distribution accounted for $153,000 of cost of goods sold in 2002. Cost of goods sold as a percentage of net sales for Education and Distribution was 41.9%.

                SG&A expenses of $1,056,000 for 2002 decreased by 11.6% from $1,195,000 for 2001, primarily reflecting an increase of $546,000 following the acquisition of Magic Lantern coupled with a contraction of $904,000 of the Company's apparel distribution business as part of the Business Redirection.

                Interest expense, net of interest income, aggregated $43,000 in 2002 compared to $218,000 or 7.6% of sales in 2001, reflecting repayment of outstanding indebtedness and fees under the Company's credit facility with its factor. See "Liquidity and Capital Resources - Capital Resources."

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

                During the year ended December 31, 2002, the Company recorded an impairment charge of approximately $181,000 (the remaining balance) on the "Cross Colours" trademark as it was deemed by management to be worthless.

                The Company realized net loss of $2,841,000 or $.09 per share based on 31.6 million average shares outstanding for 2002, compared to a net loss of $2,944,000 or $.72 per share recognized in 2001 based on 4.1 million average shares outstanding. The operating loss for the year ended December 31, 2002, was $2,888,000, of which $376,000 relates to Magic Lantern for the period from November 7, 2002 to December 31, 2002, compared to an operating loss of $2,795,000 in the year ended December 31, 2001.

Liquidity and Capital Resources

                Liquidity. The Company's cash position decreased to $465,000 at December 31, 2003 compared to $696,000 at December 31, 2002. During the year ended December 31, 2003, the Company received $1,184,000 upon the issuance of promissory notes payable, with detachable warrants $260,000, net of issue costs of approximately $40,000 in exchange for 600,000 units consisting of one share of common stock of the Company and one warrant exercisable into one share of common stock of the Company, and $14,000 upon the exercise of stock options. For the year ended December 31, 2003, the Company used approximately $1,576,000 of cash to fund continuing operational requirements and approximately $113,000 and $263,000 for the purchase of fixed assets and for the capitalization of software development costs, respectively. During the third quarter, the Company invested approximately $222,000 (Can $300,000) in a Guaranteed Investments Certificates ("GIC") which is highly liquid investment available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, of which $104,000 has been drawn upon, and disclosed as bank indebtedness on the balance sheet, as at December 31, 2003.

                Execution of Magic Lantern's business plan business will require capital resources substantially in excess of the Company's current cash reserves. To access the necessary capital needed, Management is currently pursuing strategies with the goal of raising $1 million to $3 million during the first two quarters of 2004 in the form of debt and/or equity investments. Furthermore, the Company is exploring additional cost-cutting measures to bring expenses in line with revenues. On November 2, 2003, in line with cost-cutting measures, the Company entered into a Purchase and Sale Agreement (the "Agreement") to dispose of its dubbing assets located in its Vancouver British Columbia office. Gross proceeds to the Company were approximately $143,000. The Company completed its sale of the dubbing business on November 28, 2003.

                For the year ended December 31, 2003, the Company spent approximately $203,000 on professional fees and certain one time costs including one litigation settlement in the amount of $10,000.

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

                The purchase price for the Magic Lantern acquisition included a three-year note issued by the Company to Zi at the closing of the Lantern Group Transactions on November 7, 2002 in the principal amount of $3,000,000, bearing interest at 5% per annum (the "Lantern Purchase Note"). Additional stock and cash consideration were payable if operating results of Magic Lantern had met certain revenue and cash flow targets for the first twelve months after the closing (the "Performance Period").

                As the Lantern Revenues during the Performance Period were less than $5 million, no additional consideration will be paid to Zi and accordingly, the Note was reduced by $1 million, effective November 7, 2003. The reduction of the Note also resulted in a goodwill adjustment for the year ended December 31, 2003 in the amount of $1 million.

                Capital Resources. Execution of Magic Lantern's business plan and the Company's branding strategies for its ongoing trademark licensing business may require capital resources substantially in excess of the Company's current cash reserves. Magic Lantern has historically relied on advances from its parent companies to address shortfalls in its working capital requirements.

                Going concern. The Company's cash position as at March 29, 2004 was approximately CDN $206,866, which at the current rate of operating activity is insufficient to cover operating costs to December 31, 2004. The Company's working capital deficiency at December 31, 2003 was approximately $2,092,000, which has worsened since December 31, 2002.  Historically, the Company has sought financing from its major shareholders and, at present, is in negotiations with multiple potential investors to provide financing in the amount of approximately $2.25 million, which will provide cash to fund its current business plan, including its investment in its digitization program and based on the Company's increasing revenue stream will fund the Company for at least 12 months. Failing shareholder support and a longer-term financing solution, the sources of capital available to the Company include factoring of accounts receivable and reduction of discretionary investments in the digitization program and sales and marketing programs designed to increase revenue over the next twelve months. Specifically, the Company could elect to shut down the operations of TutorbuddyTM and Sonoptic, which on a monthly basis would result in cash savings of approximately $10,000 but would involve expenditures to realize those savings. If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

                During 2003, the Company made application to the American Stock Exchange to issue a maximum of six million units. Each unit comprised of one common share at $0.50 per share and a three-year warrant, to purchase an additional common share, at $0.60 per share. As of December 31, 2003, 600,000 units had been subscribed for totaling $300,000, which had been received by the Company. On July 9, 2003, stock certificates representing the 600,000 shares were issued. During the year ended December 31, 2003, the Company received $1,198,000 upon the issuance of promissory notes

                Capital requirements for 2004 also include, in part, the repayment of an approximate $580,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, the Minister of Business New Brunswick, (formerly, Provincial Holdings Ltd.), unless extended. The Company is currently in the process of renegotiating the terms of the loan, which was due on September 30, 2003, and has received a no default letter from the Minister of Business New Brunswick, dated October 3, 2003. Although annual extensions of the loan maturity date have been granted in the past there can be no assurance that the loan will be renewed and on terms favorable to the Company.

Off-Balance Sheet Arrangements

                The Company is not party to any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

                The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long term borrowings (see notes 9 and 13 to the financial statements).

                The minimum commitments under non-cancelable operating leases consisted of the following at December 31, 2003:

(In thousands)

	Office Equipment	Premises	Total
2004	$ 18	$ 227	$ 245
2005	14	152	166
2006	8	160	168
2007	3	122	125
2008	--	119	119
2009	--	99	99
	$ 43	$ 879	$ 922

                The cash flows of principle repayments of long term debt obligations consist of the following at December 31, 2004:

(In thousands)

2004	$ 759
2005	2,007
2006	3
2007	2
2008	--
$ 2,771

                The Promissory notes payable are due September and November, 2004, in the amounts of $1,120,000 and $200,000, respectively, unless extended by the holders for a further 18 months. Interest will accrete monthly increasing the amount disclosed on the balance sheet of $572,000 to the face value of the debt in the amount of $1,320,000. Of the $1.3 million, $387,000 of the notes are denominated in Canadian dollars (CAD$500,000), the remaining $950,000 in USD. As security for the Notes, Zi Corporation, a major shareholder has agreed to place in escrow 6 million common shares of the Company. Attached to the Notes are 1,450,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25 for each $1.00 invested. Of the proceeds received, $764,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $572,000, representing a discount to the maturity value of $1,320,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the US Dollar and Canadian Dollar denominated portions, respectively).

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

                Goodwill, Intangible Assets and Long Lived Assets:  The Company evaluates the carrying value of its long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company's market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring the Company to write-down or write-off long-lived assets.

                Although the company does not now believe that its existing long-lived assets will be impaired in the future, we continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

      Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B and as revised by SAB 104, "Revenue Recognition" and Statement of Position No. 97-2, "Software Revenue Recognition."

                Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

                We generate revenues mainly in two ways - Internet-based licensing and product sales. Internet revenues consist primarily of license fees that usually consist of an annual, up-front fee that is initially recorded as deferred revenue. This revenue is recognized ratably over the term of the license agreement beginning after delivery has occurred, upon customer acceptance or live date and, when we have determined that the fees from the agreement are fixed and determinable and there are no significant return or acceptance provisions. For Internet revenue arrangements in which we sell through a reseller, we do not recognize any revenue until an agreement has been finalized between the customer and our authorized reseller and the content has been delivered to the customer by our reseller. Revenue is not recognized under any circumstances, unless collectibility is deemed probable. Revenues from product sales represent the sales of analog media products and other offline products and revenues earned under certain royalty agreements. Revenues from product sales are generally recognized at the time title passes to customers, distributors or resellers. Revenues from royalty agreements are recognized as earned based upon performance or product shipment.

Stock-Based Compensation

                The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options and awards.  Accordingly, no compensation costs for stock options is included in operating results since all awards were made at exercise prices at or above their fair value on the dates of grants.

                In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation."  This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation.  SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim Financial information.  We adopted the disclosure provisions for the year ended December 31, 2002.

                The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123.

(In thousands)
	Year Ended December 31,
	2003	2002	2001
Net loss -- as reported	$(2,255)	$(2,841)	(2,977)
Net loss -- pro forma	(2,422)	(2,919)	(3,029)
Loss per share -- as reported	(.03)	(.09)	(.72)
Loss per share -- pro forma	(.04)	(.09)	(.73)

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

Exchange Rate Risks

                Magic Lantern pays a number of its content suppliers in U.S. dollars. Therefore, fluctuations in the value of the Canadian dollar against the U.S. dollar affects gross profit as well as net income. If the value of the Canadian dollar falls against the U.S. dollar, cost of sales will increase, reducing gross profit and net income. Conversely, if the value of the Canadian dollar rises against the U.S. dollar, gross profit and net income will increase. Based on its average annual net currency positions in 2003 and 2002, a 10% adverse change in average annual foreign currency exchange rates would not have been material to results reported in the consolidated financial statements for those periods. To date, we have not sought to hedge risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undertake such transactions. However, any hedging techniques implemented in such regard might not be successful in eliminating or reducing the effects of currency fluctuations.

Interest Rate Risks

                Magic Lantern had various loans outstanding at December 31, 2003, excluding the Promissory notes payable (see - Contractual Obligations and Commercial Commitments), with an aggregate principal amount of approximately $2,606,000. Of this indebtedness, loans in the aggregate outstanding principal amount of $2,000,000 and $580,000 were interest bearing at a fixed rate of 5.00 % and 6.75% per annum, respectively. The Company did not use any derivative financial investments to manage its interest rate exposure.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

                The financial statements of the Company are hereby attached to this document beginning on page F-1.

Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

                Not applicable.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

                None

Item 9A. Controls and Procedures

                The Company carried out an evaluation under the supervision and with the participation of our management, including Robert A. Goddard our Chief Executive Officer and Acting Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the chief Financial Officer concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

                There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

                The information regarding directors is contained under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

                The information regarding the Company's code of ethics; audit committee and audit committee financial experts is contained under the captions "Corporate Governance and Board Matters" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year and is incorporated herein by reference.

                The executive officers of the Company, their ages, their positions and offices with the Company, and the year each assumed their office with the Company are as follows:

Name	Age	Position	Officer of Magic Lantern Group, Inc. Since
Robert A. Goddard	52	President and Chief Executive Officer	2003
George Wright	60	EVP and Chief Technology Officer	2002
Richard Siskind	57	Director	1998
Richard Geist	60	Director	2002
Howard Balloch	52	Director	2002
Michael R. Mackenzie	47	Director	2002
Michael Lobsinger	53	Director	2002
Stephen Encarnacao	55	Director	2003
Tammy Wentzel	40	Director	2003

Item 11. Executive Compensation

                The information contained under the caption "Executive Compensation" and "Summary Compensation Table" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

                The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

______________________
 1 Mr. Siskind served as President and Chief Executive Officer following the company's transactions with AOG until the company's completion of its transaction with Magic Lanter.  Mr. Siskind currently acts as a director of the Company.

Item 14. Principal Accountant Fees and Services

                The information contained under the caption "Appointment Of Independent Auditors" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules:

        (1) Financial Statements: The financial statements listed in the Index under Item 8 are included at the end of this Report.

        (2) Schedules: Schedule II

        (3) Exhibits:

Exhibit Number	Exhibit

2.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	By-Laws of the Company

4.1*	Form of Stock Certificate

10.1*	1987 Incentive Stock Option Plan

10.2	1998 Incentive Stock Option Plan

10.3	1998 Nonqualified Stock Option Plan-A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.4	1998 Nonqualified Stock Option Plan-B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.5	Magic Lantern 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).

10.6	Magic Lantern Amended and Restated 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A filed on October 24, 2003).

10.7	Asset Purchase Agreement, dated November 2, 2003, by and between Brett Robinson and Magic Lantern Group, Inc.

10.8	Promissory Note Issued August 24, 2003.

14.1	Code of Ethics

23.1	Consent of Auditor

31.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).

(b) Reports on Form 8-K:

•	Current Report on Form 8-K dated July 16, 2003 regarding the Company's cash position

•	Current Report on Form 8-K dated July 31, 2003 regarding the resignation of Mr. Harvey Gordon as the Company's CEO and the appointment of Mr. Robert A. Goddard as Interim CEO

•	Current Report on Form 8-K dated August 11, 2003 regarding the Company's launch of "Magic Lantern Health and Medical," a new operating division

•	Current Report on Form 8-K dated September 15, 2003 announcing Initial Completion of $1.1 Million Private Placement of Debentures

•	Current Report on Form 8-K dated September 17, 2003 regarding the launch of Tutorbuddy, the Company's e-learning system

•

Current Report on Form 8-K dated December 11, 2003 regarding the completion of the sale of certain assets it held in connection with its media dubbing business, to BKR Media, Inc., a company controlled by Brett Robinson, a former employee of the Company, in exchange for consideration of CDN $200,000 less an inventory adjustment of CDN $12,516, as per the terms of the asset purchase agreement governing the sale.

Magic Lantern Group, Inc. (formerly, JKC Group, Inc. and State II Apparel Corp):

Index to Financial Statements
Page

Independent Auditor's Report	i

Balance Sheets - December 31, 2003 and 2002	F-1

Statements of Operations - For the years ended December 31, 2003, 2002 and 2001	F-2

Statements of Comprehensive Loss - For the years ended December 31, 2003, 2002 and 2001	F-3

Statements of Shareholders' Equity (Deficit) - For the years ended December 31, 2003, 2002 and 2001	F-4

Statements of Cash Flows - For the years ended December 31, 2003, 2002 and 2001	F-5

Notes to Financial Statements	F-6 through F-22

Schedule II - Valuation and Qualifying Accounts	F-23

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Magic Lantern Group, Inc.:

We have audited the accompanying balance sheets of Magic Lantern Group, Inc. and subsidiaries (formerly, JKC Group, Inc. and Stage II Apparel Corp.) as of December 31, 2003 and 2002, and the related statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows and the related Schedule II for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magic Lantern Group, Inc. and subsidiaries (formerly, JKC Group, Inc. and Stage II Apparel Corp.) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001, has a working capital deficiency at December 31, 2003 and lacks long-term financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
February 27, 2004

i

MAGIC LANTERN GROUP, INC.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

BALANCE SHEETS

(In thousands, except per share data)
	December 31,
	2003	2002
ASSETS:
Current assets:
Cash and cash equivalents	$ 465	$696
Accounts receivable - trade, net of allowance for doubtful accounts of $101 at December 31, 2003 ($70 - 2002)	446	386
Miscellaneous receivables	74	218
Inventories	78	82
Prepaid expenses and other current assets	129	110
Total current assets	1,192	1,492

Property and equipment, at cost, less accumulated depreciation	1,018	1,110

Other assets:
Intangible assets, net of accumulated amortization of $690 at December 31, 2003 (80 - 2002)	4,581	4,436
Goodwill	5,830	6,868
Cash surrender value of officers' life insurance	--	32
Security deposit and other assets	32	24
TOTAL ASSETS	$12,653	$13,962

LIABILITIES:
Current liabilities:
Bank indebtedness	$104	$--
Current portion of long-term debt	759	492
Promissory Notes payable	572	--
Note payable to affiliate	--	176
Accounts payable - trade	786	377
Accrued liabilities	786	476
Producer royalty accruals	277	137
Other current liabilities	--	13
Total current liabilities	3,284	1,671

Long-term liabilities:
Long-term debt, net of current portion	12	10
Note payable, including accrued interest	2,000	3,022
Total long-term liabilities	2,012	3,032

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 shares authorized at December 31, 2003 and 2002; 66,797 shares issued and outstanding at December 31, 2003 and
66,147 shares issued and outstanding at December 31, 2002	668	661
Additional paid-in capital	20,021	20,685
Deferred compensation	(351)	(966)
Accumulated deficit	(13,333)	(11,078)
	7,005	9,302
Accumulated other comprehensive loss	352	(43)
TOTAL SHAREHOLDERS' EQUITY	7,357	9,259

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,653	$13,962

See Notes to Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Year Ended December 31,
	2003	2002	2001
Net revenue	$2,871	$ 386	$ 2,855
Cost of sales	1,209	188	3,068
Gross profit (loss)	1,662	198	(213)
Commission and other income	25	--	10
	1,687	198	(203)
Selling, general and administrative expenses	3,865	1,192	1,404
Loss on sale of marketable securities	--	--	11
Compensation adjustment from options	(1,091)	2,239	--
Impairment of goodwill	--	--	1,293
Impairment of trademark	--	181	--
Depreciation and amortization	814	136	209
Gain on settlement of litigation	--	(526)	(116)
Total expenses	3,588	3,086	2,592
Operating loss	(1,901)	(2,888)	(2,795)

Other income (expenses):
Royalty income	--	90	60
Interest income	--	--	9
Interest expense	(354)	(43)	(218)
Loss before income taxes	(2,255)	(2,841)	(2,944)
Income taxes	--	--	33
Net loss	$ (2,255)	$ (2,841)	$ (2,977)
Basic and diluted net loss per common share:	(.03)	$ (.09)	$ (.72)
Weighted average common shares outstanding:
Basic	66,483	31,561	4,127
Fully diluted	66,483	31,561	4,127

See Notes to Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)
		Year Ended December 31,
	2003	2002	2001
Net loss	$ (2,255)	$ (2,841)	$ (2,977)
Other comprehensive income (loss):
Foreign currency translation adjustment	395	(43)	--
Unrealized gains on securities:
Unrealized holding gains arising during the period	--	--	34
Less: reclassification adjustment for losses included in net loss		--	11
	395	(43)	45
Comprehensive loss	$ (1,860)	$ (2,884)	$ (2,932)

See Notes to Financial Statements.

Magic Lantern Group, Inc.
 (formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF SHAREHOLDERS' EQUITY/DEFICIT

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Treasury Treas. Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity (Deficit)
	Shares	Amount

Balance at December 31, 2000	5,016	$50	$7,366	$--	$(3,425)	$(1,879)	$(45)	$2,067

Unrealized gains on securities, net of reclassification adjustment	--	--	--	--	--	--	45	45
Net loss	--	--	--	--	(2,977)	--	--	(2,977)

Balance at December 31, 2001	5,016	50	7,366	--	(6.402)	(1,879)	--	(865)

Issuance of common stock	31,211	312	1,144	--	(1,835)	1,879		1,500
Exercise of stock options	170	2	44	--				46
Common stock issued in connection with the acquisition of Magicvision Media Inc.	29,750	297	8,926	--				9,223
Repriced options			2,114					2,114
Options issued			1,086	(966)				120
Revaluation of options			5					5
Foreign currency translation adjustment							(43)	(43)
Net loss	--	--	--	--	(2,841)	--	--	(2,841)

Balance at December 31, 2002	66,147	661	20,685	(966)	(11,078)	--	(43)	9,259
Issuance of shares, net of issue costs of approximately $40	600	6	254	--				260
Exercise of stock options	50	1	13	--				14
Warrants, in connection with notes payable			763					763
Warrants, in connection with services			11					11
Compensation adjustment from replacement options			(1,251)					(1,251)
Amortization of deferred compensation, net of cancellations				161				161
Cancellation of options			(454)	454				--
Foreign currency translation adjustment							395	395
Net loss	--	--	--	--	(2,255)	--	--	(2,255)

Balance at December 31, 2003	66,797	$668	$20,021	$(351)	$(13,333)	$ --	$352	$7,357

See Notes to Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net loss	$ (2,255)	$ (2,841)	$ (2,977)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	814	136	209
Loss on abandonment of fixed assets	--	--	14
Loss on sale of marketable securities	--	--	11
Gain on settlement of litigation, net of legal expenses	--	(526)	--
Impairment of goodwill	--	--	1,293
Write-off of deferred charges	--	--	61
Impairment of trademark	--	181	--
Compensation (income) expense from options	(1,091)	2,239	--
Bad debts	50	3	--
Changes in assets and liabilities, net of effect of MVM acquisition:
Accounts receivable	(131)	265	(111)
Miscellaneous receivable	132	308	--
Inventory	(9)	25	2,808
Prepaid expenses	(40)	75	50
Other assets	(13)	--	29
Accounts payable and accrued liabilities	1,156	89	(212)
Due to affiliate	(176)	--	(275)
Other current liabilities	(13)	--	(67)
Other comprehensive loss (income)	0	(43)
Net cash provided by (used in) operating activities	(1,576)	(89)	833
Investing Activities:
Purchase of property and equipment	(113)	(22)	--
Purchase of intangible assets	(263)	(69)	--
Cash acquired on the acquisition of MVM in excess of acquisition costs	--	212	--
Sale of available-for-sale marketable securities	--	6	601
Proceeds from redemption of officer's life insurance	--	--	171
Proceeds from the sale of property and equipment	135	--	--
Decrease in cash surrender value	35	--	13
Net cash provided by (used in) investing activities	(206)	127	785
Financing Activities:
Net proceeds from Notes payable with detachable warrants	1,184	--	--
Net proceeds from private placement of Units, net of issue costs of approximately $40	260	--	--
Borrowings from factor	--	--	262
Bank indebtedness	104	--	--
Repayment of long term debt	(4)	(79)	--
Factor financing, net	--	(514)	(2,384)
Issuance of common stock, net	--	1,500	--
Proceeds from (repayments to) loans evidenced by note payable to affiliate	--	(298)	403
Exercise of stock options	14	46	--
Net cash provided by (used in) financing activities	1,558	655	(1,719)
Effect of foreign exchange on cash	(7)	--	--
Net decrease in cash and cash equivalents	(231)	693	(101)
Cash and cash equivalents, beginning of year	696	3	104
Cash and cash equivalents, end of year	$ 465	$ 696	$ 3

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ 0	$ 7	$ 33
Cash paid for interest, excluding factoring fees	$ 0	$ 6	$ 164

Supplemental schedule of noncash investing and financing activities:
Stock and note payable to purchase MVM	$ --	$ 12,223	$ --

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

The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001. The Company's cash position at the current rate of operating activity is insufficient to cover operating costs to May 1, 2004. The Company's working capital deficiency at December 31, 2003 was approximately $1,927,000, which has worsened since December 31, 2002. Historically, the Company has sought financing from its major shareholders.  Failing shareholder support and a longer-term financing solution, the sources of capital available to the Company include factoring of accounts receivable and reduction of discretionary investments in the digitization program and sales and marketing programs designed to increase revenue over the next twelve months.  If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

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

Principles of consolidation and minority interest in subsidiary:

The consolidated financial statements include the accounts of the Company for the period from November 7, 2002 to December 31, 2003 (see note 2), its wholly-owned subsidiary MVM and its wholly owned subsidiary MLC (collectively, the "Lantern Group"). The 25% minority interest liability with respect to STI is zero due to operating losses sustained by STI from its inception. Accordingly, 100% of the losses from STI are reflected in the statement of operations of the Company. All significant intercompany balances and transactions have been eliminated.

Concentration of credit risk:
 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regard to accounts receivable is limited due to its large customer base.

Foreign exchange translation:
 The Company's subsidiaries maintain their books and records in Canadian dollars, their functional currency.

Canadian dollar accounts in these consolidated financial statements are generally translated into U.S. dollars on the following bases:

(i)	The assets and liabilities are translated at the exchange rate in effect at the consolidated balance sheet date.

(ii)	Revenues and expenses are translated at the average rates of exchange in effect during the year.

(iii)	Resulting translation adjustments are reflected as a separate component of shareholders' equity.

(iv)	Shareholder's equity accounts and deficit relating to Magic Lantern are translated at the historical rate in effect at the time of acquisition (see note 3).

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

(In thousands)

	2003	2002
Finished goods	$ 46	$ 47
Raw materials	32	35
	$ 78	$ 82

Property and equipment:
 Property and equipment is recorded at cost. Furniture and fixtures, computers and software, and masters are depreciated on a straight-line basis over five years, two to three years, and ten years, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or remaining lease term.

Software costs:
 The Company capitalizes qualifying software costs to be licensed to others once the point of technological feasibility is reached. Such costs are reported at the lower of unamortized costs and net realizable value. Amounts capitalized are amortized based on current and future revenue with minimum amortization not less than straight-line amortization over the remaining useful life. Estimated useful lives of qualifying software costs range from two to three years. Such qualifying costs for the year were approximately $263,000 in 2003 (period from November 7, 2002 to December 31, 2002, approximately $69,000).

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

Revenue from video sales, video dubbing, video encoding, and other revenue for the year ended December 31, 2003 were approximately $1,887,000, $619,000, $142,000, and $223,000, respectively (period from November 7, 2002 to December 31, 2002 approximately $227,000, $69,000, $17,000, and $73,000, respectively).

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

Shipping and handling costs:

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $130,000, $18,000, and $21,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Advertising and promotion:
 The Company expenses advertising and promotional costs as incurred. Advertising and promotional expenses were approximately $49,000 and $38,000 for the years ended December 31, 2003 and 2002, respectively.

Goodwill:

Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is tested for impairment and written off when impaired, rather than being amortized. Goodwill is deductible for income tax purposes.

Net Loss per Common Share:

The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The following reconciles basic and diluted weighted average common shares outstanding for the years ended December 31

	2003	2002	2001
Weighted average common shares outstanding - basic	66,483	31,561	4,127
Effect of dilutive securities:
Employee stock options	3,698	4,002	56
Exercise of warrants	200	--	--
Weighted average common shares and share equivalents outstanding - diluted	70,381	35,563	4,183

Diluted shares have not been used in the calculation of EPS for the years ended December 31, 2003, 2002, and 2001 as they are anti-dilutive.

Stock-Based Compensation:

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See Note 13-Stock Option Plans.

Comprehensive Income:

The Company follows SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in financial statements.

Cash and cash equivalents

Cash and cash equivalents consist of cash and a highly liquid investment in Guaranteed Investments Certificates ("GIC"), available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, of which $104,000 has been drawn upon by the Company as of December 31, 2003.

Recent pronouncements:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates.  The adoption of this pronouncement did not have a material effect on the results of operations or financial position.

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

The adoption of this pronouncement did not have a material effect on the results of operations or financial position.

At December 31, 2003, the Company has four stock-based compensation plans, more fully described in Note 13. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In January 2003, the FASB has issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activity without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and it is effective as of July 31, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.

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

The Company has accounted for its acquisition of the Lantern Group under the purchase method of accounting. The consideration for the Lantern Group was 29,750,000 common shares of the Company, representing 45% of its common shares outstanding after giving effect to the transaction. Shares issued were valued at $.31 per share when the terms of the transaction were established in a letter of intent between the parties. In addition, the Company issued a promissory note in the amount of $3,000,000, bearing interest at 5% per annum ("the Lantern Purchase Note" or the "Note"); and

incurred acquisition costs of approximately $141,000. The Share Purchase Agreement provides for a performance based consideration adjustment to the purchase consideration.

The Purchase Agreement also provides for a reduction in the purchase price if Lantern Revenues during the Performance Period are less than $5 million. In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Note.

The purchase price for the acquired businesses has been allocated among their assets and liabilities as of the closing date as follows:

(In thousands)

Cash	$ 353
Non-cash working capital	35
Property and equipment	1,128
Intangible assets	4,492
Goodwill	6,868
Indebtedness assumed	(513)
$ 12,363

As the Lantern Revenues during the Performance Period were less than $5 million, no additional consideration will be paid to Zi and accordingly, the Note was reduced by $1 million, effective November 7, 2003. The reduction of the Note also resulted in a goodwill adjustment for the year ended December 31, 2003 in the amount of $1 million.

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

Note 4 - Segment Information:

In 2001, and 2002, up until the acquisition of the Lantern Group, the Company operated in the Apparel Distribution Segment, with sales primarily in the United States. Its customers were generally comprised of sporting goods and specialty store chains, mass merchandisers and various wholesale membership clubs. During 2001, approximately 47% of net sales were made to two customers. In April, 2002, the Company had substantially wound down the apparel segment and redirected its business (see note 5 - Equity Infusion), After the acquisition of the Lantern Group, the Company became involved in the marketing and distribution of educational and media resources throughout Canada, the Education and Distribution Segment, accordingly, the results for the year ended December 31, 2003 are entirely derived from this segment.

Business segment information for the years ended December 31, are as follows:

(In thousands)

	2002	2001

Net Revenue
Apparel	$ 21	$ 2,855
Education and Distribution	365	--
	$ 386	$ 2,855

Operating loss
Apparel	$ 2,512	$ 2,795
Education and Distribution	376	--
	$ 2,888	$ 2,795

Identifiable total assets
Apparel	$ 834	$ 492
Education and Distribution	13,128	--
	$ 13,962	$ 492

Capital expenditures
Apparel	$ --	$ --
Education and Distribution	91	--
	$ 91	$ --
Depreciation and amortization
Apparel	$ 27	$ 209
Education and Distribution	109	--
	$ 136	$ 209

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

Note 6 - Property and Equipment:

 Property and equipment for the years ended December 31, 2003:

Property and equipment consists of the following:

(In thousands)

	2003	2002
Furniture and fixtures	$ 318	$ 383
Computer and software	128	102
Masters and libraries	665	568
Leasehold improvements	111	91
	1,222	1,144
Less: accumulated depreciation and amortization	204	34
	$ 1,018	$ 1,110

Note 7 - Intangible Assets:

Intangible assets consist of the following at December 31, 2003 and 2002:

(In thousands)

	2003	2002
Exclusive distribution agreements	$ 3,409	$ 3,099
Internet and indexing software technologies	1,862	1,417
	5,271	4,516
Less: accumulated amortization	690	80
	$ 4,581	$ 4,436

Distribution agreements are being amortized on a straight line basis over six years. Amortization expense on distribution agreements for the year ended December 31, 2003 and 2002 was approximately $610,000 and $80,000, respectively. Amortization of software technology has not yet commenced since the related software has not yet been deployed. Once the software is deployed, the software will be amortized on a straight line basis over three years. The Company deployed its software, on a trial basis, on September 25, 2003 and anticipates commencing amortization of the software in the first quarter of 2004.

Amortization expense for the next five years is expected to be approximately as follows:

(In thousands)

2004	$ 1,189
2005	1,189
2006	1,189
2007	568
2008	446

Note 8 - Long Term Debt:

Long-term debt at December 31, consists of the following:

(In thousands)

	2003	2002
Zi Corporation - Lantern Purchase Note (a)	$ 2,165	$ 3,022
Provincial Holdings Ltd. (b)	580	475
Atlantic Canada Opportunities Agency (c)	26	27
	2,771	3,524
Less: current portion	759	492
	$ 2,012	$ 3,032

(a)

Included in the Lantern Purchase note is approximately $165,000 of accrued interest at December 31, 2003 ($22,000 at December 31, 2002) which is due on June 30, 2004 in accordance with the Share Purchase Agreement (see note 3).  The purchase note is due on November 7, 2005.

(b)

In June 1995, STI received an advance of $475,000 (Can $750,000) from PHL, its 25% shareholder. The PHL loan is evidenced by a demand promissory note with interest calculated at 6.75% per annum, which matured September 30, 2003. Included in accrued and other current liabilities is accrued interest of approximately $118,000 at December 31, 2003 ($73,000 at December 31, 2002).

The PHL loan agreement provides for repayment in full of principal plus accrued interest at the earlier of: the commencement of redemption of shares pursuant to a redemption agreement (see note 13, Redemption of shares of subsidiary); the maturity date; or any breach of STI's obligations under the loan agreement or any other agreement with PHL.

(c)

The loans made by Atlantic Canada Opportunities Agency to STI are unsecured and non-interest bearing. The loans are payable in monthly installments ranging from $176 per month to $1,445 per month and mature on various dates through April 2007. In May 2002, the terms of these loans were amended to suspend principal repayments until May 2004.

Approximate future annual principal payments for long-term debt, for years ending December 31, are as follows:

(In thousands)

2004	$ 759
2005	2,007
2006	3
2007	2
2008	--
$ 2,771

Note 9 - Fair Value of Financial Instruments:

The carrying amounts of financial instruments approximate their fair values as of December 31, 2003 and 2002. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, bank indebtedness, current potion of long-term debt, accounts payable, due to affiliate and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts.

Note 10 - Related Party Transactions:

Indebtedness to Affiliate. At December 31, 2002 and 2001, the Company was indebted to a company controlled by Richard Siskind (the "Affiliate"), the former President, Chief Executive Officer and a director of the Company in the aggregate amounts of $189,000 and $475,000, respectively. In May 2001, the Company issued the Affiliate a promissory note evidencing $403,000 of the indebtedness, which bears interest at the rate of 8% per annum. At December 31, 2002, the balance outstanding on the promissory note was approximately $176,000. In January, 2003 the remaining balance was received by the Affiliate and applied to fully offset the notes payable to the Affiliate. Interest of approximately $10,000 and approximately $21,000 was paid to the Affiliate in 2002 and 2001, respectively.

Lease from Affiliate. The Company utilized showroom, office and warehouse space under sublease arrangements with the Affiliate. For the years ended December 31, 2003, 2002, and 2001, rent expense charged to operations, including warehouse and distribution charges aggregated approximately $0, $0, and $113,000, respectively. The Company has no continuing obligations under these arrangements.

Promissory Notes Payable. In connection with the financing referred to in note 14, the Company received $323,000 (CDN$450,000) from a company controlled by one of its directors.

Consulting Fees. During the year ended December 31, 2003, the Company paid consulting fees in the amount of $51,000 to a company controlled by one of its directors and $7,500 directly to the director for these services.

Note 11 - Income Taxes:

The provision for income taxes consists of the following:

(In thousands)

	Year Ended December 31,
Provision for income taxes:	2003	2002	2001
Domestic:
Current:
Federal	$ --	$ --	$ 8
State	--	--	25
	$ --	$ --	$ 33

The total provision for income taxes for the years ended December 31, 2003, 2002 and 2001 varied from the United States federal amounts computed by applying the U.S. statutory rate of 34% to pre-tax income (loss) as a result of the following:

(In thousands, except percentages)

	Year Ended December 31,
	2003	Rate	2002	Rate	2001	Rate
Computed expected tax (benefit)	$(767)	34.0%	$(966)	34.0%	$(1,004)	34.0%
Utilization of NOL carryforward	--	--	--	--	--	--
State and local income taxes (benefit), net of federal income tax benefit	--	--	--	--	25	(.8)
Foreign taxes less than statutory rate	113	(5.0)	142	(5.0)	--	--
Change in valuation allowance	654	(29.0)	824	(29.0)	1,003	(34.0)
Adjustment of previously recorded tax benefit	--	--	--	--	--	--
Nondeductible expenses for income tax purposes	--	--	--	--	1	--
Other	--	--	--	--	8	(.3)
	$--	--	$--	--	$33	(1.1)%

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

(In thousands)
	December 31,
	2003	2002
Current deferred tax assets:
Inventory tax basis greater than financial statement basis	$--	$--
Allowance for bad debt	34	24
Less valuation allowance	(34)	(24)
Net current deferred tax assets	--	$--
Long-term deferred tax assets:
Net operating loss carryforward	$4,201	$5,035
Stock option compensation	(371)	762
Amortization of goodwill and covenant not to compete	--	1,015
Total long-term deferred tax assets	3,830	6,812
Less valuation allowance	(3,830)	(6,812)
Net long-term deferred tax assets	$--	$--

For the years ended December 31, 2003, 2002 and 2001, the Company recorded net increases (decreases) in the total valuation allowance of $(2,982), $1,595,000 and $2,104,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2003, the Company had U.S. net operating loss carryforwards for income tax purposes of approximately $12,355,000 million expiring through 2022, subject to annual limitations. At December 31, 2003, the Company had Canadian net operating loss carry forwards for income tax purposes of approximately $1,759,000, expiring through 2010.

The change in ownership in 1998, the sale of common stock in April 2002 to AOG, and the acquisition of MVM in November 2002 has resulted in a limitation on future annual utilization of US net operating losses pursuant to Internal Revenue Code Sections 382 and 383.

Note 12 - Commitments and Contingencies:

License Agreements. The Company's agreements generally do not require minimum royalty payments or advertising expenditures. During the year the company signed an agreement with a producer that guarantees revenues, from the sale of the producer's product, of approximately $97,000 (Can $125,000). This guarantee was required by the producer as a condition to maintain exclusive distribution rights for it's product.

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

Other Matters. Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the final quarter of 2002.  On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls  45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital on to actively manage the Lancer portfolio securities.

Lease commitments. The future minimum annual lease payments under operating leases for the years ended December 31, are as follows:

(In thousands)

	Office Equipment	Premises	Total
2004	$ 14	$ 169	$ 183
2005	11	157	168
2006	2	145	147
2007	2	145	147
2008, and thereafter	1	60	61
	$ 30	$ 676	$ 706

Rent expense for 2003, 2002, and 2001 was approximately $219,000, $33,000, and $113,000, respectively.

Redemption of shares of subsidiary. STI is party to a redemption agreement dated March 15, 1995 and extended indefinitely with its 25% minority shareholder, Provincial Holdings Ltd. ("PHL"). Provided STI has repaid all indebtedness to PHL, the shares held by PHL (PHL holds twenty five of the one hundred common shares outstanding) may be redeemed by STI for an amount equal to a notional purchase price per share plus the increase per share in retained earnings of STI to the date of redemption and deducting therefrom the interest paid on the PHL loan. There has been no repayment on the loan as at December 31, 2003. The shares may be redeemed pro rata.

As at December 31, 2003, the redemption value of the shares equaled a nominal amount.

Employment agreements. The Company entered into employment agreements with four executives of the Company and/or a subsidiary of the Company for a term of three years effective March 18, 2002, at annual base salaries aggregating approximately $263,000, $266,000, and $269,000 for each of the first three years of the contracts. In addition, these contracts provide for annual automobile allowances in the aggregate amount of approximately $22,000. The Company entered into an employment agreement with Robert A. Goddard, Chief Executive Officer and Acting Chief Financial Officer for a term of three years.  All contracts can be extended for an additional two years and may be terminated by either party upon 90 days written notice or at any time by the Company for cause.

Claim and Counter Claim. On October 20, 2003, Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., (a subsidiary of the Company) and Wendy Connolly were terminated by the Company. Both the Company and the Connollys are in disagreement over the terms of their termination, however, the parties continue to communicate in regards to this disagreement. Wendy Connolly susequently filed action against the Company claiming damages in the amount of $250,000 for wrongful dismissal.  On February 3, 2004, counsel to Wendy Connolly was formally served with a Statement of Defence and Counterclaim by the Company. The Statement of Defence and Counterclaim adds Doug Connolly as a defendant in the counterclaim. The counterclaim seeks damages as against both Wendy and Doug Connolly for damages in the amount of $500,000, an accounting to determine profits made by the Connollys in relation to the breach of their fiduciary duties, a permanent and interlocutory injunction restraining the Connollys from soliciting clients and utilizing confidential information, punitive damages in the amount of $1,000,000 plus interest and costs. The Company believes that claims made by Wendy Connolly are without merit.  The remaining commitment under the employment agreements at December 31, 2003 is approximately $258,000.

Note 13 - Stock Option Plans:

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

In addition, Mr. Siskind, Director, has options to purchase 900,000 shares of common stock at an exercise price of $.50.

Stock option activity for each of the three years ended December 31, 2003 is summarized below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share

Balance at December 31, 2000	1,821,000.781

Options granted	115,000.300
Options exercised	--	--
Options canceled	(59,000)	.751
Balance at December 31, 2001	1,877,000.752

Options granted	2,295,000.382
Options exercised	(170,000)	.270
Balance at December 31, 2002	4,002,000	$.437

Options granted	2,730,000.75
Options cancelled	(825,000)	(.40)
Options exercised	(50,000)	.25
Balance at December 31, 2003	5,857,000	$.61

Option Exercisable and Available for Grant

Exercisable at December 31,
2001	1,877,000
2002	4,002,000
2003	3,124,000
Available for grant at December 31,
2001	323,000
2002	2,698,000
2003	793,000
Weighted average fair value of options granted during the year ended December 31,
2001	.30
2002	.56
2003	.34
Weighted average remaining contractual rights (in months) at December 31, 2003	31.2

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

(In thousands)
	Year Ended December 31,
	2003	2002	2001
Net loss -- as reported	$(2,255)	$(2,841)	(2,977)
Net loss -- pro forma	(2,422)	(2,919)	(3,029)
Loss per share -- as reported	(.03)	(.09)	(.72)
Loss per share -- pro forma	(.04)	(.09)	(.73)

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The value was estimated for 2003 using a weighted average expected life of three to five years, volatility of 218% and risk-free interest rate ranging from 3% to 4%. The value was estimated for 2002 using a weighted average expected life of three to five years, volatility of 59.3% and risk-free interest rate ranging from 2.2% to 4.03%. The value was estimated for 2001 using a weighted average expected life of one year, volatility of 172.16% and risk-free interest rate of 4.5%. The dividend yield was 0% for each of 2003, 2002 and 2001.

Outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would have had an antidilutive effect for the periods presented. See Note 1 - Summary of Significant Accounting Policies - Net Loss per Common Share.

Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No.  123, Accounting for Stock-Based Compensation ("FAS 123"). FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, dictates when the exercise price of a fixed price option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, forfeited, or expires. Accordingly, the Replacement Options must be valued, and the compensation cost must be recognized and adjusted for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,877,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $.99 per share for the common stock on December 31, 2003 ($1.70 - December 31, 2002), the Company recorded compensation adjustment of approximately $1,251,000 for the year ended December 31, 2003 ($2,114,000 - December 31, 2002), reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing adjustments based on changes in the market price of the Company's common stock.

Note 14. Promissory Notes Payable

During the year ended December 31, 2003, the Company raised approximately $1,198,000 on issuance of promissory notes (the "Notes") and is obligated to repay approximately $1,337,000 on maturity. The Notes are due within one year of issuance, unless extended, at the option of the holder, for a further 18 months. Of the $1.3 million, $387,000 of the notes are denominated in Canadian dollars (CAD$500,000), the remaining $950,000 in USD. As security for the Notes, Zi Corporation, a major shareholder has agreed to place in escrow 6 million common shares. Attached to the Notes are 1,450,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25. Of the proceeds received, $763,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $572,000, representing a discount to the maturity value of $1,337,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the USD and Canadian Dollar denominated portions, respectively).

Note 15. Purchase and Sale of Dubbing Assets

On November 2, 2003, the Company entered into a Purchase and Sale Agreement (the "Agreement") to dispose of its dubbing assets located in its Vancouver, British Columbia office. Gross proceeds to the Company were approximately $145,000. The closing of the Agreement occurred on November 28, 2003. The sale of the dubbing assets resulted in no significant gain or loss on disposal to the Company.

Note 16. Reclassifications

Certain amounts have been reclassified to conform with the presentation adopted in the current year.

Note 17. Subsequent Events

No material subsequent events have occurred.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

MAGIC LANTERN GROUP, INC.
(FORMERLY, JKC GROUP, INC., AND STAGE II APPAREL CORP.)

(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for returns, discounts and bad debts:

Year ended December 31, 2003	$70	$50	$(19)	$--	$101
Year ended December 31, 2002	$--	$3	$67	$--	$70

Year ended December 31, 2001	24		--	(24)(1)	--

______________________________

        (1) Writeoff of uncollectible accounts.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2004.

MAGIC LANTERN GROUP, INC.
By:	/s/ Robert A. Goddard
Robert A. Goddard
Chief Executive Officer and
Acting Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.

	Title	Date

/s/ Richard Geist By: Richard Geist,	Director	April 14, 2004

/s/ Howard Balloch By: Howard Balloch	Director	April 14, 2004

/s/ Michael Lobsinger By: Michael Lobsinger	Director	April 14, 2004

/s/ Stephen Encarnaceo By: Stephen Encarnaceo	Director	April 14, 2004

/s/ Richard Siskind By: Richard Siskind	Director	April 14, 2004

Exhibit Number	Exhibit

2.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	By-Laws of the Company

4.1*	Form of Stock Certificate

10.1*	1987 Incentive Stock Option Plan

10.2	1998 Incentive Stock Option Plan

10.3	1998 Nonqualified Stock Option Plan-A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.4	1998 Nonqualified Stock Option Plan-B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.5	Magic Lantern 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).

10.6	Magic Lantern Amended and Restated 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A filed on October 24, 2003).

10.7	Asset Purchase Agreement, dated November 2, 2003, by and between Brett Robinson and Magic Lantern Group, Inc.

10.8	Promissory Note Issued August 24, 2003.

14.1	Code of Ethics

23.1	Consent of Auditor

31.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).