Form 10-K/A
MAGIC LANTERN GROUP  INC
filed 2004-05-17
CIK 811933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

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

As of December 31, 2003, there were 67,087,262 shares of Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $3,733,153.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules:

        (1) Financial Statements: The financial statements listed in the Index under Item 8 are included at the end of this Report.

        (2) Schedules: Schedule II

        (3) Exhibits:

Exhibit Number	Exhibit

2.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	By-Laws of the Company

4.1*	Form of Stock Certificate

10.1*	1987 Incentive Stock Option Plan

10.2	1998 Incentive Stock Option Plan

10.3	1998 Nonqualified Stock Option Plan-A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.4	1998 Nonqualified Stock Option Plan-B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.5	Magic Lantern 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).

10.6	Magic Lantern Amended and Restated 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A filed on October 24, 2003).

10.7	Asset Purchase Agreement, dated November 2, 2003, by and between Brett Robinson and Magic Lantern Group, Inc.

10.8	Promissory Note Issued August 24, 2003.

10.9	Employment Agreement by and between Magic Lantern Group, Inc. and Robert A. Goddard.

14.1	Code of Ethics

23.1	Consent of Auditor

31.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).

(b) Reports on Form 8-K:

•	Current Report on Form 8-K dated July 16, 2003 regarding the Company's cash position

•	Current Report on Form 8-K dated July 31, 2003 regarding the resignation of Mr. Harvey Gordon as the Company's CEO and the appointment of Mr. Robert A. Goddard as Interim CEO

•	Current Report on Form 8-K dated August 11, 2003 regarding the Company's launch of "Magic Lantern Health and Medical," a new operating division

•	Current Report on Form 8-K dated September 15, 2003 announcing Initial Completion of $1.1 Million Private Placement of Debentures

•	Current Report on Form 8-K dated September 17, 2003 regarding the launch of Tutorbuddy, the Company's e-learning system

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

	Title	Date

/s/ Richard Geist By: Richard Geist,	Director	April 14, 2004

/s/ Howard Balloch By: Howard Balloch	Director	April 14, 2004

/s/ Michael Lobsinger By: Michael Lobsinger	Director	April 14, 2004

/s/ Stephen Encarnaceo By: Stephen Encarnaceo	Director	April 14, 2004

/s/ Richard Siskind By: Richard Siskind	Director	April 14, 2004

Exhibit Number	Exhibit

2.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	By-Laws of the Company

4.1*	Form of Stock Certificate

10.1*	1987 Incentive Stock Option Plan

10.2	1998 Incentive Stock Option Plan

10.3	1998 Nonqualified Stock Option Plan-A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.4	1998 Nonqualified Stock Option Plan-B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.5	Magic Lantern 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).

10.6	Magic Lantern Amended and Restated 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A filed on October 24, 2003).

10.7	Asset Purchase Agreement, dated November 2, 2003, by and between Brett Robinson and Magic Lantern Group, Inc.

10.8	Promissory Note Issued August 24, 2003.

10.9	Employment Agreement by and between Magic Lantern Group, Inc. and Robert A. Goddard.

14.1	Code of Ethics

23.1	Consent of Auditor

31.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).