Form 10-Q
period 2004-05-24
MAGIC LANTERN GROUP  INC
filed 2004-05-24
CIK 811933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004	Commission File No. 1-9502

MAGIC LANTERN GROUP, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3016967 (I.R.S. Employer Identification No.)

1075 North Service Road West, Suite 27 Oakville, Ontario (Address of principal executive offices)	L6M 2G2 (Zip Code)

N/A (Address of Previous Principal Executive Offices and Zip Codes)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at May 24, 2004

Common Stock	67,087,262

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

PART I.    FINANCIAL INFORMATION

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$239	$465
Accounts receivable, net of allowance of $100 at March 31, 2004 and $101 at December 31, 2003	510	446
Miscellaneous receivable	--	74
Inventories	82	78
Prepaid expenses and other current assets	106	129
Total current assets	937	1,192

Property and equipment, at cost, less accumulated depreciation and amortization	899	1,018

Other assets:
Intangible assets, net of accumulated amortization	4,398	4,581
Goodwill	5,830	5,830
Security deposit and other assets	25	32
TOTAL ASSETS	$12,089	$12,653

LIABILITIES:
Current liabilities:
Bank indebtedness	$141	$104
Current portion of long-term debt	780	759
Promissory Notes payable	743	572
Accounts payable - trade	921	786
Accrued liabilities	687	786
Total current liabilities	3,557	3,284

Long-term liabilities:
Long-term debt, net of current portion	8	12
Note payable, including accrued interest	2,000	2,000
Total long-term liabilities	2,008	2,012

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 authorized at March 31, 2004 and December 31, 2003; and 66,797 shares outstanding at March 31, 2004 and December 31, 2003	668	668
Additional paid-in capital	19,950	20,021
Deferred compensation	(299)	(351)
Accumulated deficit	(14,133)	(13,333)
	6,186	7,005
Accumulated other comprehensive income	338	352
TOTAL SHAREHOLDERS' EQUITY	6,524	7,357

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,089	$12,653

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Net revenue	$746	$719
Cost of sales	190	273

Gross profit	556	446

Selling, general and administrative expenses	953	985
Depreciation and amortization	205	192
Compensation expense from options	52	91
Compensation adjustment from replacement options	(71)	(1,762)
Operating income (loss)	(583)	940
Interest expense	(217)	(53)
Net income (loss)	$(800)	$887)

Income (Loss) per common share:
Basic	$(.01)	$.01
Diluted	$(.01)	$.01

Weighted average common shares outstanding
Basic	66,797	66,188
Diluted	66,797	70,313

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$(800)	$887

Other comprehensive income (loss):
Foreign currency translation adjustment	(14)	171

Comprehensive income (loss)	$(814)	$1,058

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity Deficit
	Shares	Amount

Balance at December 31, 2003	66,797	$668	$20,021	$(351)	$(13,333)	$352	$7,357
Compensation adjustment from replacement options			(71)				(71)
Amortization of deferred compensation				52			52
Foreign currency translation adjustment						(14)	(14)
Net Income/(Loss)	----	----	----	----	(800)	----	(800)

Balance at March 31, 2004	66,797	$668	$19,950	$(299)	$(14,133)	$338	$6,524

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003

Net cash used in operating activities	$(310)	$(433)

Investing Activities:
Reimbursement (Purchase) of property and equipment	54	(40)
Purchase of intangible assets	--	(88)
Proceeds from redemption of life insurance policies	--	35

Net cash provided by investing activities	54	(93)

Financing Activities:
Bank indebtedness	37	--
Exercise of stock options	--	14
Repayment of long-term debt	--	(5)
Factor financing, net	--	--
Increase in note payable--affiliate	--	--

Net cash provided by financing activities	37	9

Effect of foreign exchange on cash	(7)	9

Net decrease in cash and cash equivalents	(226)	(508)
Cash and cash equivalents at beginning of period	465	696

Cash and cash equivalents at end of period	$239	$188

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$--	$--

Cash paid for interest, excluding factoring fees	$--	$--

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

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.
(Formerly JKC GROUP, INC. AND STAGE II APPAREL CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

        Unaudited Interim Financial Statements

        The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission (SEC) regulations for interim financial information.  These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and are incorporated herein by reference.

        Going Concern

        The accompanying financial statements have been prepared on the basis the Company has been considered as a going concern. The Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001. The Company's cash position is in excess of $900,000 at May 24, 2004, and is sufficient to cover the current rate of operating activity until August 31, 2004.(see subsequent events footnote). The Company's working capital deficiency at March 31, 2004 was approximately $2,620,000, which has increased since December 31, 2003. Historically, the Company has sought financing from its major shareholders.  The Company continues to seek new equity financing from other funds and sources to support its strategic initiatives for new sales and revenue streams and expansion into the United States.

        Failing additional equity financing solutions, the sources of capital available to the Company include factoring of accounts receivable and a corporate reduction of discretionary investments and overall downsizing to achieve a neutral cash flow position.  The failure by the Company to raise additional financing raises substantial doubt about its ability to continue as a going concern.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 2.     Accounting Policies

        Stock Based Compensation

        At March 31, 2004, the Company has four stock-based compensation plans, more fully described in the annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share amounts)

	Three months ended March 31
	2004	2003

Net income (loss), as reported	$(800)	$887
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(78)	(154)
Pro forma net income (loss)	$(878)	$733

Income (loss) per share:
Basic and diluted - as reported	$(.01)	$.01
Basic and diluted - pro forma	$(.01)	$.01

        Significant Customers and Concentrations

        As of March 31, 2004, one customer accounted for 21% and 25% of the Company's sale and accounts receivable, respectively.

Note 3.     Cash and cash equivalents

        Cash and cash equivalents consist of cash and a highly liquid investment in Guaranteed Investments Certificates ("GIC"), available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, of which approximately $141,000 has been drawn upon by the Company as of March 31, 2004.

Note 4.     Earnings Per Share

        The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The following reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2004 and 2003.

	March 31, 2004	March 31, 2003

Weighted average common shares outstanding - basic	66,797	66,188
Effect of dilutive securities:
Employee stock options	7,307	4,125
Weighted average common shares and share equivalents outstanding - diluted	74,104	70,313

Diluted shares have not been used in the calculation of EPS for the three months ended March 31, 2004 as they are anti-dilutive.

Note 5.     Commitments and Contingencies

        Miscellaneous Claims. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

        Other Matters.          Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the final quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by the receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with the Lancer Group's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer Group proceedings, or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer Group. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

        On October 20, 2003, Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., (a subsidiary of the Company) and Wendy Connolly were terminated by the Company. Both the Company and the Connollys are in disagreement over the terms of their termination, however, the parties continue to communicate in regards to this disagreement. Wendy Connolly subsequently filed action against the Company claiming damages in the amount of $250,000 for wrongful dismissal. On February 3, 2004, counsel to Wendy Connolly was formally served with a Statement of Defence and Counterclaim by the Company. The Statement of Defence and Counterclaim adds Doug Connolly as a defendant in the counterclaim. The counterclaim seeks damages as against both Wendy and Doug Connolly in the amount of $500,000, an accounting to determine profits made by the Connollys in relation to the breach of their fiduciary duties, a permanent and interlocutory injunction restraining the Connollys from soliciting clients and utilizing confidential information, punitive damages in the amount of $1,000,000 plus interest and costs. The Company believes that claims made by Wendy Connolly are without merit.

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

        The Share Purchase Agreement also provides for a reduction in the purchase price if the Company's revenues during the performance period are less than $5 million. In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Note.

        As the Magic Lantern's revenues during the performance period were less than $5 million, no additional consideration will be paid to Zi and accordingly, the Note was reduced by $1 million, effective November 7, 2003. The reduction of the Note also resulted in a goodwill adjustment for the year ended December 31, 2003 in the amount of $1 million.

Note 7.     Segment Information

        The Company is involved exclusively in the marketing and distribution of educational and media resources throughout Canada, education and distribution segment. Accordingly the results for the periods ended March 31, 2004 and 2003 are entirely derived from this segment.

Note 8      Intangible Assets:

Intangible assets consist of the following at:

(In thousands)

	March 31, 2004 (unaudited)	December 31, 2003
Exclusive distribution agreements	$ 3,391	$ 3,409
Internet and indexing software technologies	1,845	1,862
	5,236	5,271
Less: accumulated amortization	838	690
	$ 4,398	$ 4,581

        Distribution agreements are being amortized on a straight line basis over six years. Amortization expense on distribution agreements for the three months ended March 31, 2004 was approximately $148,000, and $139,000 for the three months ended March 31, 2003. Amortization of software technology has not yet commenced since the related software has not yet been deployed. Once the software is deployed, the software will be amortized on a straight line basis over three years.

Note 9.     Stock-Based Compensation.

        Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in SFAS 123 as amended by SFAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. Under SFAS 123, the Company's replacement options which were issued upon the Company's transaction with Magic Lantern Communication, Inc., and which are described in the Company's current proxy statement must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share.  On March 31, 2004, the closing price of the

Company's common stock on the AMEX was $0.95 per share. The decrease in market price from the end of the prior quarter resulted in an adjustment of $78,000 for the three months ended March 31, 2004, and $1,762,000 for the three months ended March 31, 2003, adjusting the previously recorded compensation adjustment in 2003. As long as the Replacement Options remain outstanding, the compensation adjustments remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Note 10.     Subsequent Events

        On May 3, 2004, the Company closed the private placement of a $1,500,000 principal secured convertible three-year term note (the "Note") with the Laurus Master Fund, Ltd. ("Laurus Funds") in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D promulgated under the Act. The Note bears interest at the prime rate, as reported in the Wall Street Journal, plus 2% (which under no circumstances will be considered to fall below 6% on a combined basis), with interest and amortizing payments of principal commencing August 1, 2004. The interest payable on the note is adjustable downward by 2% if the Company shall have registered shares of Laurus Funds' stock underlying the Note on a registration statement declared effective by the Securities and Exchange Commission, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25. The interest payment will be adjusted downward by 1% in the event the Company has not registered shares of Laurus Funds' stock underlying the Note, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25.

        Payments under the Note are convertible to common stock of the Company at the option of Laurus Funds at a fixed conversion price of $0.25. The Company may prepay outstanding principal and accrued interest under the Note by delivering to Laurus Funds in cash an amount that is equal to 125% of the aggregate amount of outstanding principal of the Note plus any accrued but unpaid interest and all other sums due, accrued or payable to Laurus Funds. As part of the transaction, Laurus Funds also received a seven-year warrant to purchase 1,100,000 shares the Company, exercisable at $0.30.

        Common shares issuable to Laurus Funds subject to Note conversion and issuable upon exercise of the warrant will be registered under the terms of a registration rights agreement, pursuant to which a registration statement must be declared effective by the Securities and Exchange Commission no later than August 11, 2004.

        Payment of all principal and interest under the note, as well as performance of the obligations of the Company and its subsidiaries, under all of the ancillary agreements entered into by the Company and its subsidiaries in connection with the sale of the note and warrant, are secured by a security interest in favor of Laurus Funds in all of the assets of both the Company and its subsidiaries.

        The Company paid a closing fee equal to $58,500 to the manager of Laurus Funds and paid $29,500 as reimbursement for the investor's legal and due diligence expenses.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Founded in 1975, the Company is a Canadian distributor of educational and learning content in video and other electronic formats (collectively, the "Education and Distribution" segment). Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 12,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including: Disney Educational Productions, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding services and has developed proprietary videobase indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. Magic Lantern is headquartered in Oakville Ontario, near Toronto, Canada with other offices in Saint John, New Brunswick and Vancouver, British Columbia, New York City, and Greater Boston.

        Magic Lantern was acquired in October 1996 by NTN Interactive Network Inc. ("NTN"). In March 2002, members of Magic Lantern's management formed MagicVision Media Inc. ("MagicVision") to acquire 100% of Magic Lantern's capital stock from NTN and contemporaneously sold their interests to Zi Corporation ("Zi") for $1,359,000 (including transaction costs) plus 100,000 common shares of Zi valued at $499,000.

        On August 2, 2002, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Zi, for the Company's purchase of Magic Lantern Communications Ltd. ("MLC") and its subsidiaries (collectively, " Magic Lantern").

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

        On May 3, 2004, the Company closed the private placement of a $1,500,000 principal secured convertible three-year term note with the Laurus Master Fund, Ltd. as described herein. The funding of the Company by Laurus Master Fund Ltd., and the Company's ongoing relationship with Laurus, serves to stabilize the Company and to foster its continued growth.

        Risks Associated with the Magic Lantern Acquisition. Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For its last three fiscal years ending December 31, Magic Lantern incurred net losses aggregating $8.1 million.  The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology.

        Risks Associated with Lancer's Ownership of Company Shares.  Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the final quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by the receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with the Lancer Group's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer Group proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer Group. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer Group portfolio securities.

        Stock-Based Compensation. Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in SFAS 123 as amended by SFAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. Under SFAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $.99 per share for the common stock on December 31, 2003, the Company recorded compensation adjustment of $1,091,000 for the year ended 2003, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On March 31, 2004, the closing price of the Company's common stock on the AMEX was $0.95 per share. The decrease in market price from the end of the prior quarter resulted in an adjustment of $71,000 for the three months ended March 31, 2004, and $1,762,000 for the three months ended March 31, 2003, adjusting the previously recorded compensation adjustment in 2003. As long as the Replacement Options remain outstanding, the compensation adjustments remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Results of Operations

        Quarters ended March 31, 2004 and 2003. Net sales were $746,000 for the quarter ended March 31, 2004, compared to $719,000 for the quarter ended March 31, 2003. The increase represents an increase of approximately 4% from the first quarter of 2003, and excludes revenues from the Company's Western Canadian dubbing operations which were sold by the Company in November 2003, and the Company's contract with the British Columbia Learning Connection ("BCLC") and which had contributed approximately $173,000 in net sales for the first quarter of 2003.  Taking into account the reduction of revenue from Western dubbing and BCLC operations, the Company's remaining business units increased revenue by 37% for the period ended March 31, 2004 as compared to the same period of 2003.

        Cost of goods sold decreased to $190,000 in the quarter ended March 31, 2004 compared to $273,000 in the quarter ended March 31, 2003, reflecting improved margins realized in the distribution sector versus the Company's lower margin western dubbing business which it owned during the comparable period of 2003 and which was sold in November 2003. Cost of goods sold as a percentage of net sales for Education and Distribution was 25% for the quarter ended March 31, 2004 compared to 38% for the same period of 2003.

        SG&A expenses of $953,000 for the quarter ended March 31, 2004 decreased by $32,000 from $985,000 for the quarter ended March 31, 2003, reflecting closure of British Columbia office administration and other operating efficiencies. Principal SG&A expenses for the quarter ended March 31, 2004 were professional fees, salaries and benefits, advertising and promotion, and occupancy costs.

        Depreciation and amortization for the quarter ended March 31, 2004 was $205,000, as compared to $192,000 for the quarter ended March 31, 2003. Depreciation expense charged to property and equipment for the quarter ended March 31, 2004 was $57,000, as compared to $53,000 for the quarter ended March 31, 2003, and amortization expense of $148,000 for the quarter ended March 31, 2004, compared to $139,000 for the quarter ended March 31, 2003, and was charged to the Company's distribution agreements.

        Interest expense of $217,000 for the quarter ended March 31, 2004 reflects accrued interest on the notes payable to Zi Corporation, the Government of New Brunswick, Sonoptic's 25% shareholder, and accreted interest on the Company's promissory notes payable. Interest expense for the three month period ended March 31, 2003 was $53,000.

        The Company realized a net loss of $800,000 or $.01 per share based on approximately 66.8 million weighted average shares outstanding for the quarter ended March 31, 2004, compared to a net income of $887,000 or $.01 per share recognized in the quarter ended March 31, 2003 based on 66.2 million weighted average shares outstanding. Included in net loss for the quarter ended March 31, 2004 was a compensation expense of $52,000, as compared to $91,000 for the quarter ended March 31, 2003, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $71,000, as compared to $1,762,000 for the quarter ended March 31, 2003, which reflects an adjustment of the Company's replacement options reversing compensation expense recorded in 2002. The adjustment on the Company's replacement options, for the quarter ended March 31, 2004, is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on March 31, 2004 ($0.95 per share) compared to December 31, 2003 market value ($0.99 per share).

Liquidity and Capital Resources

        Liquidity. The Company's cash position decreased to $239,000 at March 31, 2004 compared to $465,000 at December 31, 2003. During the quarter ended March 31, 2004, the Company used approximately $310,000 of cash to fund continuing operational requirements and realized approximately $54,000 from a tenant leasehold allowance received during the period, and increased its bank indebtedness on the balance sheet by $37,000. The Company's cash position at March 31, 2003 was $188,000.

        Execution of Magic Lantern's business plan will require capital resources substantially in excess of the Company's current cash reserves. To access the necessary capital needed, Zi Corporation provided interim financing in April in the amount of $50,000 which was subsequently repaid in May 2004. On April 28, 2004 the Company authorized the sale to the Laurus Master Fund Ltd. (the "Purchaser") a Convertible Term Note in the aggregate principal amount of $1.5 million which is convertible into the six million shares of the Company's common stock, at a fixed conversion price of $0.25 per share. Additionally, in connection with the issuance of the Convertible Term Note, the Company issued to the Purchaser a warrant to purchase up to 1,100,000 shares of Common Stock at an exercise price of $0.30 per share. In addition Management is currently pursuing strategies with the goal of raising additional capital during the second and third quarters of 2004 in the form of debt and/or equity investments. Furthermore, the Company is exploring additional cost-cutting measures to bring expenses in line with revenues.

        Capital Resources. Execution of Magic Lantern's business plan may require capital resources substantially in excess of the Company's current cash reserves. Magic Lantern has historically relied on advances from its related parent companies to address shortfalls in its working capital requirements.

        Going concern.  The accompanying financial statements have been prepared on the basis the Company has been considered as a going concern. The Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001. The Company's cash position is in excess of $900,000 at May 24, 2004, and is sufficient to cover the current rate of operating activity until August 31, 2004.(see subsequent events footnote). The Company's working capital deficiency at March 31, 2004 was approximately $2,620,000, which has increased since December 31, 2003. Historically, the Company has sought financing from its major shareholders.  The Company continues to seek new equity financing from other funds and sources to support its strategic initiatives for new sales and revenue streams and expansion into the United States.

        Failing additional equity financing solutions, the sources of capital available to the Company include factoring of accounts receivable and a corporate reduction of discretionary investments and overall downsizing to achieve a neutral cash flow position.  The failure by the Company to raise additional financing raises substantial doubt about its ability to continue as a going concern.

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

Contractual Obligations and Commercial Commitments

        The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long-term borrowings.

        The minimum commitments under non-cancelable operating leases consisted of the following at March 31, 2004:

(In thousands)

	Office Equipment	Premises	Total
2004 (remaining nine months)	$12	$160	$172
2005	9	165	174
2006	1	150	151
2007	--	139	139
2008	--	81	81
	$22	$695	$717

The cash flows of principle repayments of long term debt obligations, excluding bank indebtedness and promissory notes payable consist of the following at March 31, 2004:

(In thousands)

12 Months ending March 31
2005	$780
2006	3
2007	3
2008	2
$788

        The Note payable to Zi is payable in full on the third anniversary of the Closing. Accrued interest on the Note is payable at the end of the sixth calendar quarter after the Closing and thereafter in equal quarterly installments at the end of each calendar quarter in which any principal of the Note remains outstanding.

        The Promissory notes payable are due September and November, 2004, in the amounts of $1,120,000 and $200,000, respectively, unless extended by the holders for a further 18 months. Interest will accrete monthly increasing the amount disclosed on the balance sheet of $743,000 to the face value of the debt in the amount of $1,320,000. Of the $1.3 million, $387,000 of the notes are denominated in Canadian dollars (CAD$500,000), the remaining $950,000 in USD.  Attached to the Notes are 1,450,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25 for each $1.00 invested. Of the proceeds received, $764,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $572,000, representing a discount to the maturity value of $1,320,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the US Dollar and Canadian Dollar denominated portions, respectively).

Critical Accounting Policies and Estimates

        The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis management evaluates its estimates, including those related to the allowance for doubtful accounts and impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Forward Looking Statements

        This Quarterly Report contains "forward-looking statements". Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions affecting our customers and suppliers, competitors' responses to our products and services, particularly with respect to pricing, the overall market acceptance of such products and services and successful completion of our capital expansion program. We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate." "intend," "future" and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of their respective dates. These forward-looking statements are based on our current expectations and are subject to number of risks and uncertainties. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

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

Item 4.     Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date this evaluation.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

        Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the final quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer Group management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by the receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer Group's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer Group proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer Group. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer Group portfolio securities.

        On October 20, 2003, Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., (a subsidiary of the Company) and Wendy Connolly were terminated by the Company. Both the Company and the Connollys are in disagreement over the terms of their termination, however, the parties continue to communicate in regards to this disagreement. Wendy Connolly subsequently filed action against the Company claiming damages in the amount of $250,000 for wrongful dismissal. On February 3, 2004, counsel to Wendy Connolly was formally served with a Statement of Defence and Counterclaim by the Company. The Statement of Defence and Counterclaim adds Doug Connolly as a defendant in the counterclaim. The counterclaim seeks damages as against both Wendy and Doug Connolly in the amount of $500,000, an accounting to determine profits made by the Connollys in relation to the breach of their fiduciary duties, a permanent and interlocutory injunction restraining the Connollys from soliciting clients and utilizing confidential information, punitive damages in the amount of $1,000,000 plus interest and costs. The Company believes that claims made by Wendy Connolly are without merit.

Item 2.     Changes in Securities and Use of Proceeds

        None

Item 3.     Defaults Upon Senior Securities

        None.

Item 4.     Submission of Matters to a Vote of Securities Holders

        None.

Item 5.     Other Information

        None.

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

        (a)     Exhibits:

                    Exhibit 31.1 Exhibit 31.1 Section 302 Certification - Chief Executive Officer and Acting Chief Financial Officer.

                    Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

        (b)     Reports on Form 8-K.

                    On May 7, 2004, Magic Lantern Group, Inc. filed a report on Form 8-K to disclose the sales of securities in the form of a convertible note and warrants in the amount up to $1,500,000 to Laurus Master Fund Ltd.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MAGIC LANTERN GROUP, INC.

Date: May 24, 2004	By:	/s/Robert A. Goddard
Robert A. Goddard
President and Chief Executive Officer and Acting Chief Financial Officer (Duly Authorized Officer) (Principal Executive Officer)