Form 10-K/A
MAGIC LANTERN GROUP  INC
filed 2004-06-02
CIK 811933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A2

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

______________________________

        (1) Writeoff of uncollectible accounts.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of June, 2004.

MAGIC LANTERN GROUP, INC.
By:	/s/ Robert A. Goddard
Robert A. Goddard
Chief Executive Officer and
Acting Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.

	Title	Date

/s/ Richard Geist By: Richard Geist,	Director	June 2, 2004

/s/ Howard Balloch By: Howard Balloch	Director	June 2, 2004

/s/ Michael Lobsinger By: Michael Lobsinger	Director	June 2, 2004

/s/ Stephen Encarnaceo By: Stephen Encarnaceo	Director	June 2, 2004

/s/ Richard Siskind By: Richard Siskind	Director	June 2, 2004

Exhibit Number	Exhibit

2.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	By-Laws of the Company

4.1*	Form of Stock Certificate

10.1*	1987 Incentive Stock Option Plan

10.2	1998 Incentive Stock Option Plan

10.3	1998 Nonqualified Stock Option Plan-A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.4	1998 Nonqualified Stock Option Plan-B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.5	Magic Lantern 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).

10.6	Magic Lantern Amended and Restated 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A filed on October 24, 2003).

10.7	Asset Purchase Agreement, dated November 2, 2003, by and between Brett Robinson and Magic Lantern Group, Inc.

10.8	Promissory Note Issued August 24, 2003.

10.9	Employment Agreement by and between Magic Lantern Group, Inc. and Robert A. Goddard.

14.1	Code of Ethics

23.1	Consent of Auditor

31.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).