Form 10-Q
period 2004-08-23
MAGIC LANTERN GROUP  INC
filed 2004-08-23
CIK 811933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004                 Commission File No. 1-9502

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at August 20, 2004

Common Stock	67,972,772

MAGIC LANTERN GROUP, INC.

1

PART I. FINANCIAL INFORMATION

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$629	$465
Accounts receivable, net of allowance of $101 at June 30, 2004 and $101 at December 31, 2003	450	446
Miscellaneous receivable	--	74
Inventories	88	78
Prepaid expenses and other current assets	94	129
Total current assets	1,261	1,192

Property and equipment, at cost, less accumulated depreciation and amortization	847	1,018

Other assets:
Intangible assets, net of accumulated amortization	4,195	4,581
Goodwill	5,830	5,830
Security deposit and other assets	24	32
TOTAL ASSETS	$12,157	$12,653

LIABILITIES:
Current liabilities:
Bank indebtedness	$110	$104
Current portion of long-term debt	1,278	759
Promissory Notes payable	973	572
Accounts payable - trade	714	786
Accrued liabilities	963	1,063
Total current liabilities	4,038	3,284

Long-term liabilities:
Long-term debt, net of current portion	19	12
Convertible term note payable	74	--
Note payable	2,000	2,000
Total long-term liabilities	2,093	2,012

COMMITMENTS AND CONTINGENCIES (See Note 4)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 authorized at June 30, 2004 and December 31, 2003; and 66,797 shares outstanding at June 30, 2004 and December 31, 2003	668	668
Additional paid-in capital	20,873	20,021
Deferred compensation	(246)	(351)
Accumulated deficit	(15,590)	(13,333)
	5,705	7,005
Accumulated other comprehensive income	321	352
TOTAL SHAREHOLDERS' EQUITY	6,026	7,357

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,157	$12,653

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenue	$706	$807	$1,452	$1,526
Cost of goods sold	255	299	445	572

Gross profit	451	508	1,007	954

Selling, general and administrative expenses	1,367	845	2,320	1,830
Depreciation and amortization	206	202	411	394
Compensation expense from options	53	40	105	131
Compensation adjustment from replacement options	(35)	529	(106)	(1,233)

Operating loss	(1,140)	(1,108)	(1,723)	(168)

Interest expense	(317)	(51)	(534)	(104)

Net loss	$(1,457)	$(1,159))	$(2,257)	$(272)

Loss per common share:
Basic and fully diluted	$(.02)	$(.02)	$(.03)	$(.00)

Weighted average common shares outstanding
Basic and fully diluted	66,797	66,197	66,797	66,193

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(1,457)	$(1,159)	$(2,257)	$(272)

Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	338	(31)	167

Comprehensive loss	$(1,474)	$(821)	$(2,288)	$(105)

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Share-holders Equity (Deficit)
	Shares	Amount

Balance at December 31, 2003	66,797	$668	$20,021	$(351)	$(13,333)	$352	$7,357

Warrants, in connection with notes payable			958				958
Compensation adjustment from replacement options			(106)				(106)
Amortization of deferred compensation				105			105

Foreign currency translation adjustment						(31)	(31)
Net loss	--	--	--	--	(2,257)	--	(2,257)

Balance at June 30, 2004	66,797	$668	$20,873	$(246)	$(15,590)	$321	$6,026

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003

Net cash used in operating activities	$(1,288)	$(666)

Investing Activities:
Reimbursement (Purchase) of property and equipment	54	(57)
Purchase of intangible assets	--	(176)
Proceeds from redemption of life insurance policies	--	35

Net cash provided by (used in) investing activities	54	(198)

Financing Activities:
Bank indebtedness	6	--
Proceeds from private placement of Units	--	300
Exercise of stock options	--	14
Repayment of long-term debt	--	(6)
Net proceeds from convertible term note payable	1,399	--

Net cash provided by financing activities	1,405	308

Effect of foreign exchange on cash	(7)	2

Net increase (decrease) in cash and cash equivalents	164	(554)
Cash and cash equivalents at beginning of period	465	696

Cash and cash equivalents at end of period	$629	$142

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$--	$--

Cash paid for interest	$48	$--

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

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

                Unaudited Interim Financial Statements

                The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (SEC) regulations for interim financial information.  These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and are incorporated herein by reference.

                Going Concern

                The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001. The Company's cash position is in excess of $440,000 at August 10, 2004, and is sufficient to cover the current rate of operating activity until August 31, 2004 (see "contractual obligations and commercial commitments" found in Management's Discussion and Analysis). The Company's working capital deficiency at June 30, 2004 was approximately $2,280,000, which has increased slightly since December 31, 2003. Historically, the Company has sought financing from its major shareholders. The Company continues to seek new equity financing from other funds and sources to support its strategic initiatives for new sales and revenue streams and expansion into the United States.

                Failing additional equity financing solutions, the Company's options for achieving a neutral cash flow portion include factoring of accounts receivable and a corporate reduction of discretionary investments and overall downsizing.  The failure by the Company to raise additional financing raises substantial doubt about its ability to continue as a going concern.

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

                Payments under the Note are convertible to common stock of the Company at the option of Laurus Funds at a fixed conversion price of $0.25. The Company may prepay outstanding principal and accrued interest under the Note by delivering to Laurus Funds in cash an amount that is equal to 125% of the aggregate amount of outstanding principal of the Note plus any accrued but unpaid interest and all other sums due, accrued or payable to Laurus Funds. As part of the transaction, Laurus Funds also received a seven-year warrant to purchase 1,100,000 shares the Company, exercisable at $0.30.  These warrants were valued at $958,000 and accrete into interest over the term of the note.  The effective interest rate is 34.4%.

                Common shares issuable to Laurus Funds subject to Note conversion and issuable upon exercise of the warrant were registered under the terms of a registration rights agreement.

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

Note 2.     Accounting Policies

                Stock Based Compensation

                At June 30, 2004, the Company has four stock-based compensation plans, more fully described in the annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share amounts)

	Six months ended June 30
	2004	2003

Net loss, as reported	$(2,257)	$(272)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(193)	(160)
Pro forma net loss	$(450)	$(432)

Loss per share:
Basic and diluted - as reported	$(.03)	$(.00)
Basic and diluted - pro forma	$(.04)	$(.01)

Note 3.     Cash and cash equivalents

                Cash and cash equivalents consist of cash and a highly liquid investment in Guaranteed Investments Certificates ("GIC"), available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, of which approximately $110,000 has been drawn upon by the Company as of June 30, 2004.

Note 4.     Inventories

                Inventories consist of raw materials and finished goods held for sale, which are valued at the lower of cost (first-in, first-out method) or market.  The following table summarizes the components of inventory as at June 30, 2004 and December 31, 2003:

(In thousands)

	(unaudited)
		December 31,
	June 30, 2004	2003
Finished goods	$80	$46
Raw materials	8	32
	$88	$78

Note 5.     Earnings Per Share

                The Company follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The following reconciles basic and diluted weighted average common shares outstanding for the three months and six months ended June 30, 2004 and 2003.

	Three-Months ended June 30, 2004	Three-Months ended June 30, 2003	Six-Months Ended June 30, 2004	Six-Months Ended June 30, 2003

Numerator:
Net loss - basic	$(1,457)	$(1,159)	$(2,257)	$(272)
Net loss - diluted	$(1,457)	$(1,159)	$(2,257)	$(272)
Denominator:
Denominator for basic earnings per share Weighted avg-shares	66,797	66,197	66,797	66,193
Effect of dilutive securities: Stock options	--	--	--	--
Denominator for diluted Loss per share	66,797	66,197	66,797	66,193
Loss per share
Basic:	$(0.02)	$(0.02)	$(0.03)	$0.00
Diluted:	$(0.02)	$(0.02)	$(0.03)	$0.00

At June 30, 2004 and 2003, approximately 8,302,000 and 5,327,000 potential common shares respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti-dilutive.

Note 6. Commitments and Contingencies

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

Note 7. Business Combinations

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

                Magic Lantern's revenues during the performance period were less than $5 million, therefore no additional consideration will be paid to Zi and accordingly, the Note was reduced by $1 million, effective November 7, 2003. The reduction of the Note also resulted in a goodwill adjustment for the year ended December 31, 2003 in the amount of $1 million.

Note 8.     Segment Information

                The Company is involved exclusively in the marketing and distribution of educational and media resources throughout Canadathrough it'seducation and distribution segment. Accordingly the results for the periods ended June 30, 2004 and 2003 are entirely derived from this segment.

Note 9.     Intangible Assets

Intangible assets consist of the following:

(In thousands)

	June 30, 2004 (unaudited)	December 31, 2003
Distribution agreements	$ 3,363	$ 3,409
Indexing software technologies	1,817	1,862
	5,180	5,271
Less: accumulated amortization	985	690
	$ 4,195	$ 4,581

Distribution agreements are being amortized on a straight-line basis over six years. Amortization expense on distribution agreements for the three and six months ended June 30, 2004 was approximately $147,000 and $295,000, respectively ($145,000 and $284,000, three and six months ended June 30, 2003). Amortization of software technology has not yet commenced since the related software has not yet been deployed. Once the software is deployed, the software will be amortized on a straight-line basis over three years.

Note 10. Stock-Based Compensation

                Under FASB Interpretation No, 44, Accounting for Certain Transactions Including Stock Compensation (An interpretation of APB No.25), the Company's replacement options which were issued upon the Company's transaction with Magic Lantern Communication, Inc., and which are described in the Company's current proxy statement must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share.  On June 30, 2004, the closing price of the Company's common stock on the AMEX was $0.93 per share. The decrease in market price from the end of the prior quarter resulted in an income adjustments of $35,000 and $106,000 for the three and six months, respectively, ended June 30, 2004, adjusting the previously recorded compensation adjustment in 2003. As long as the Replacement Options remain outstanding, the compensation adjustments remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

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

                On September 25, 2003, the Company entered a fall season market trial targeted mainly to home audiences in Alberta, Canada. The trial was built around a beta release of Tutorbuddy™, the company's state-of-the-art online library of learning video a service delivering searchable, curriculum-correlated video programming on the World Wide Web. Tutorbuddy attracted immediate interest in early testing to parent groups involved in pre-trial mock-ups. Tutorbuddy also generated enthusiastic enquiry from educators and teachers given previews of the service. By completion of trial end, which occurred at the beginning of 2004, it had become clear to the Company that additional development was required in order to capitalize on the strong indicators of future adoption received from participants in early trials. Chief among the changes identified as critical were increased range and depth of library subject choice. Additional features such as monitored chat rooms, improved search functionality and new non-video content, specifically learning games, also emerged as elements critical to successful user adoption. This resulted in the Company's decision to re-evaluate the timing and sequence of the business plan and to undertake adding new content and features requested by trial users of the product. On a parallel path, success in institutional education, the Company's traditional market, added intensity to the drive for additional development and change in priorities. The Company's beta field-testing of a sister online library product in K-12 schools, Magic Lantern InSite, produced its first significant advancement with the announcement in October 2003 that the Red Deer Public Schools, the ninth largest school district in the Canadian province of Alberta agreed to partner deploy the beta release of the Company's InSite. With InSite in early use with the nearly 10,000 K-12 students enrolled in Red Deer Public's 21 elementary and secondary schools, the Company effectively applied development feedback from the home trial, including the decision to increase content depth and choice while refining and expanding the interface features and functionality.  Presently, the products are made available for trial and beta field-testing only.

                On May 3, 2004, the Company closed the private placement of a $1,500,000 principal secured convertible three-year term note with the Laurus Master Fund, Ltd. as described herein. The funding of the Company by Laurus Master Fund Ltd., and the Company's ongoing relationship with Laurus, serves to stabilize the Company and to foster its continued growth.

                Risks Associated with the Magic Lantern Acquisition. Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For its last three fiscal years ending December 31, 2003 Magic Lantern incurred net losses aggregating $8.1 million.  The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology.

                Risks Associated with Lancer's Ownership of Company Shares.  Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the fourth quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by the receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with the Lancer Group's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer Group proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer Group. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer Group portfolio securities.

                Stock-Based Compensation. Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in SFAS 123 as amended by SFAS 148, the disclosure only alternative is not an available accounting method for certain options outstanding prior to its acquisition of MLC (the "Replacement Options"). Under SFAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $.99 per share for the common stock on December 31, 2003, the Company recorded compensation adjustment of $1,091,000 for the year ended 2003, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On June 30, 2004, the closing price of the Company's common stock on the AMEX was $0.93 per share. The decrease in market price from the end of the prior quarter resulted in an income adjustment of $36,000 and $106,000 for the three and six months, respectively, ended June 30, 2004, adjusting the previously recorded compensation adjustment in 2003. As long as the Replacement Options remain outstanding, the compensation adjustments remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Results of Operations

                Quarters ended June 30, 2004 and 2003. Net sales were $706,000 for the quarter ended June 30, 2004 (the "2004 Period"), compared to $807,000 for the quarter ended June 30, 2003 (the "2003 Period"). The reduction primarily reflects an elimination of the Company's British Columbia based dubbing operations ("Dubbing West") which were sold in November 2003. Sales gains made in other operations did not make up the loss of Dubbing West sales of $141,000 in the 2003 Period. Net sales from Resale goods operations exceeded the 2003 period by $75,000 as a result of increased sales efforts.

                Cost of goods sold decreased to $255,000 in the 2004 period compared to $299,000 in the 2003 Period, reflecting improved margins realized in the distribution sector versus the Company's lower margin Dubbing West business which it owned during the comparable period of 2003. Cost of goods sold as a percentage of net sales for the 2004 Period was 36% and 39% for the 2003 Period.

                SG&A expenses of $1,367,000 for the 2004 Period increased by $522,000 from $845,000 for the 2003 Period, reflecting increased consulting and legal costs associated with securing additional financing with the Laurus Master Fund, LTD. Principal SG&A expenses for the 2004 Period were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($687,000, $416,000, $24,000, and $43,000, respectively). SG&A expenses in the second quarter of 2003 for principal SG&A costs were $111,000, $475,000, $45,000 and $59,000 respectively.

                Depreciation and amortization for the 2004 Period was $206,000 and for the 2003 Period was $202,000. Depreciation expense charged to property and equipment was $60,000 and amortization expense of $146,000 was charged to the distribution agreements, and for the 2003 Period, $57,000 and $145,000, respectively.

                Interest expense of $317,000 for the 2004 Period reflects accrued interest on the notes payable to Zi corporation, accreted interest on the company's promissory notes payable, Laurus Master Fund LTD and Sonoptic's 25% shareholder ($2 million , $973,000, $562,188 and $563,000 of debt, respectively). Interest expense for the Corresponding 2003 Period was $51,000 reflects accrued interest on the notes payable to Zi corporation and Sonoptic's 25% shareholder ($3 million and $553,000 of debt, respectively).

                The Company realized net loss of $1,457,000 or $.02 per share based on 66.8 million average shares outstanding for the 2004 Period, compared to a net loss of $1,159,000 or $.02 per share recognized in the 2003 Period based on 66.2 million average shares outstanding. Included in net income for the 2004 Period was compensation expense of $53,000, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $35,000, which reflects an income adjustment of the Replacement Options increasing the compensation income adjustment of $71,000 recorded in the first quarter of 2004. The adjustment on the Company's replacement options for the quarter ended June 30, 2004 is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on June 30, 2004 ($0.93 per share) compared to March 31, 2004 market value ($0.95 per share).

                Six months ended June 30, 2004 and 2003. Net sales were $1,452,000 for the six months ended June 30, 2004 (the "First Six Months"), compared to $1,526,000 for the six months ended June 30, 2003 (the "Corresponding Period in 2003"). The reduction primarily reflects an elimination of its Dubbing West operations that were sold in November, 2003. Dubbing West and the Company's contract with the British Columbia Learning Connection ("BCLC") which had contributed sales of $358,000 during the first six months in 2003. During the First Six Months, excluding the sales of Dubbing West and BCLC, revenues were up 31% or $358,000. Net sales from the Company's dubbing operations and resale goods increased in First Six Months of 2004 by $92,000 from the Corresponding Period in 2003 as a result of increased sales efforts.

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

                Cost of goods sold decreased to $445,000 in the First Six Months compared to $572,000 in the Corresponding Period in 2003, reflecting improved margins realized in the distribution sector and the disposal of Dubbing West operations in November 2003. Cost of Goods Sold as a percentage of sales was 31% for the First six months compared to 37% for the Corresponding Period in 2003.

                SG&A expenses of $2,320,000 for the First Six Months of 2004 increased by $490,000 from $1,830,000 for the Corresponding Period in 2003, reflecting increased consulting and legal cost associated with securing financing from the Laurus Master Fund, LTD. Principal SG&A expenses for the First Six Months of 2004 were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($877,000, $837,000, $111,000, and $87,000, respectively). Corresponding principal SG&A expenses for the First Six Months of 2003 were $297,000, $874,000, $159,000, and $114,000, respectively).

                Depreciation and amortization for the first six months of 2004 was $411,000 and for the 2003 Period was $394,000. Depreciation expense charged to property and equipment was $116,000 in 2004 and $110,000 in 2003 and amortization expense of $295,000 was charged to the distribution agreements, and for the 2003 Period was $284,000.

                Interest expense of $534,000 for the First Six Months reflects accrued interest on the notes payable to Zi Corporation, accreted interest on the company's promissory notes payable, Laurus Master Fund LTD. and Sonoptic's 25% shareholder ($2 million , $973,000, $562,188 and $563,000 of debt, respectively). In the Corresponding 2003 Period the interest expense was $104,000 which reflects the accrued interest on the notes payable to Zi corporation and Sonoptic's 25% shareholder ($3 million and $553,000of debt respectively.

                The Company realized net loss of $2,257,000 or $.03 per share based on 66.8 million average shares outstanding for the First Six Months, compared to a net loss of $272,000 or $.00 per share recognized in the Corresponding Period in 2003 based on 66.2 million average shares outstanding. Included in net income for the First Six Months was compensation expense of $105,000 (2003-$131,000), which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $106,000 (2003-$1,233,000), which reflects an income adjustment of the Replacement Options reversing compensation expense recorded in 2003. The adjustment on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on June 30, 2004 ($0.93 per share) compared to December 31, 2003 market value ($0.99 per share).

Liquidity and Capital Resources

                Liquidity. The Company's cash position increased to $629,000 at June 30, 2004 compared to $465,000 at December 31, 2003. During the quarter ended June 30, 2004, the Company received $1,399,000 from the sale to Laurus Master Fund Ltd a Convertible Term. For the period from January 1, 2004 to June 30, 2004, the Company used approximately $1,288,000 of cash to fund continuing operational requirements and realized $54,000 from a tenant leasehold allowance received during the period, and increased its bank indebtedness on the balance sheet by $6,000. The Company's cash position at June 30, 2003 was $142,000.

                Execution of Magic Lantern's business plan will require capital resources substantially in excess of the Company's current cash reserves. To access the necessary capital needed, Zi Corporation provided interim financing in April in the amount of $50,000 which was subsequently repaid in May 2004. On April 28, 2004 the Company authorized the sale to the Laurus Master Fund Ltd. (the "Purchaser") a Convertible Term Note in the aggregate principal amount of $1.5 million which is convertible into the six million shares of the Company's common stock, at a fixed conversion price of $0.25 per share. Additionally, in connection with the issuance of the Convertible Term Note, the Company issued to the Purchaser a warrant to purchase up to 1,100,000 shares of Common Stock at an exercise price of $0.30 per share. In addition Management is currently pursuing strategies with the goal of raising additional capital during the third and fourth quarters of 2004 in the form of debt and/or equity investments. Furthermore, the Company is exploring additional cost-cutting measures to bring expenses in line with revenues.

                Capital Resources. Execution of Magic Lantern's business plan may require capital resources substantially in excess of the Company's current cash reserves. Magic Lantern has historically relied on advances from its major shareholders companies to address shortfalls in its working capital requirements

                Going concern.  The accompanying financial statements have been prepared on the basis the Company has been considered as a going concern. The Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001. The Company's cash position is in excess of $440,000 at August 10, 2004, and is sufficient to cover the current rate of operating activity until August 31, 2004. The Company's working capital deficiency at June 30, 2004 was approximately $2,780,000, which has increased since December 31, 2003. Historically, the Company has sought financing from its major shareholders.  The Company continues to seek new equity financing from other funds and sources to support its strategic initiatives for new sales and revenue streams and expansion into the United States.

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

                Capital requirements for 2004 also include, in part, the repayment of an approximate $563,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, the Minister of Business New Brunswick (formerly, Provincial Holdings Ltd.), unless extended, $950,000 payable to certain noteholders and CDN$500,000 payable to certain noteholders. These obligations are discussed in greater detail in "Contractual Obligations and Commercial Commitments." The Company is currently in the process of renegotiating the terms of its outstanding loan, held by the Minister of Business of New Brunswick, which was due on September 30, 2003, and has received a no default letter from the Minister of Business New Brunswick, dated October 3, 2003. Although annual extensions of the loan maturity date have been granted in the past there can be no assurance that the loan will be renewed and on terms favourable to the Company.

                Contractual Obligations and Commercial Commitments

                The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long term borrowings.

                The minimum commitments under non-cancelable operating leases consisted of the following at June 30, 2004:

(In thousands)

	Office Equipment	Premises	Total
2004 (remaining six months)	$ 7	$ 82	$ 89
2005	10	152	162
2006	2	140	142
2007	1	140	141
2008	1	58	59
	$ 21	$ 572	$ 593

                The cash flows of principle repayments of long term debt obligations consist of the following at June 30, 2004:

(In thousands)

12 Months ending June 30
2005	$1,278
2006	9
2007	6
2008	4
$1,288

                A note payable to Zi, in the amount of $2,000,000, is payable in full on November 7, 2005. Accrued interest on the Note is payable at the end of the sixth calendar quarter after the closing, which occurred November 7, 2002, and thereafter in equal quarterly installments at the end of each calendar quarter in which any principal of the note remains outstanding.

                Promissory notes held by certain noteholders are due September and November, 2004, in the amounts of $1,120,000 and $200,000, respectively, unless extended by the holders for a further 18 months. Interest will accrete monthly increasing the amount disclosed on the balance sheet of $973,000 to the face value of the debt in the amount of $1,320,000.  $373,000 of the notes are denominated in Canadian dollars (CDN $500,000), the remaining $950,000 in USD.  Attached to the Notes are 1,450,000 warrants, exercisable for a period of three years at an exercise price of $.25 for each $1.00 invested. Of the proceeds received, $764,000 was allocated to warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $572,000, representing a discount to the maturity value of $1,320,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the US Dollar and Canadian Dollar denominated portions, respectively).

                A convertible term note held by Laurus Fund payable is due April, 2007 in the amount of $1,500,000. Interest will accrete monthly increasing the amount disclosed on the balance sheet of $574,000 to the face value of the debt in the amount of $1,500,000.  Attached to the convertible term notes are 1,100,000 warrants, exercisable for a period of three years at an exercise price of $.30 for each $1.00 invested. Of the proceeds received, $957,000 was allocated to warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 200.90%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. A convertible term note payable was at $543,000, representing a discount to the maturity value of $1,500,000. This resulted in an effective interest rate on the convertible term note payable of 34%.

                The convertible term note bears interest at the prime rate, as reported in the Wall Street Journal, plus 2% (which under no circumstances will be considered to fall below 6% on a combined basis), with interest and amortizing payments of principal commencing August 1, 2004. The interest payable on the note is adjustable downward by 2% if the Company shall have registered shares of Laurus Funds' stock underlying the Note on a registration statement declared effective by the Securities and Exchange Commission, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25. The interest payment will be adjusted downward by 1% in the event the Company has not registered shares of Laurus Funds' stock underlying the note, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25.

                Payments under the convertible term note are convertible to common stock of the Company at the option of Laurus Funds at a fixed conversion price of $0.25. The Company may prepay outstanding principal and accrued interest under the note by delivering to Laurus Funds in cash an amount that is equal to 125% of the aggregate amount of outstanding principal of the note plus any accrued but unpaid interest and all other sums due, accrued or payable to Laurus Funds.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 3.     Defaults upon Senior Securities.

None

Item 6.     Exhibits and Reports on Form 8-K.

                (a) Exhibits:

Exhibit
Number:                 Exhibit Description

Exhibit 31.1             Section 302 Certification - Chief Executive Officer.

Exhibit 31.2            Section 302 Certification - Acting Chief Financial Officer.

Exhibit 32.1            Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002.

Exhibit 32.2            Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
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

MAGIC LANTERN GROUP, INC.

Date: August 23, 2004	By:	/s/Robert A. Goddard
Robert A. Goddard Chief Executive Officer (Duly Authorized Officer) (Principal Executive Officer)

	By:	/s/ Ronald Carlucci
Ronald Carlucci Acting Chief Financial Officer