Form 10-Q
period 2004-09-30
MAGIC LANTERN GROUP  INC
filed 2004-11-15
CIK 811933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004                 Commission File No. 1-9502

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Outstanding at November 10, 2004

Common Stock	68,255,634

MAGIC LANTERN GROUP, INC.

INDEX

Item I. Financial Information	Page

Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003	2

Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended
September 30, 2004 and 2003 (unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) -- Three Months and Nine Months Ended
September 30, 2004 and 2003 (unaudited)	4

Consolidated Statement of Shareholders' Equity -- Nine Months Ended September 30, 2003 (unaudited)	5

Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2004
and 2003 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information	25

PART I.

 FINANCIAL INFORMATION

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2004	December 31, 2003
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$333	$465
Accounts receivable, net of allowance of $104 at September 30, 2004 and $101 at December 31, 2003	367	446
Miscellaneous receivable	--	74
Inventories	115	78
Prepaid expenses and other current assets	122	129
Total current assets	937	1,192
Property and equipment, at cost, less accumulated depreciation and amortization	830	1,018
Other assets:
Intangible assets, net of accumulated amortization	4,129	4,581
Goodwill	5,830	5,830
Security deposits and other assets	26	32
TOTAL ASSETS	$11,752	$12,653

LIABILITIES:
Current liabilities:
Bank indebtedness	$131	$104
Current portion of long-term debt	836	759
Promissory notes payable	1,157	572
Accounts payable - trade	1,037	786
Accrued liabilities	953	1,063
Total current liabilities	4,114	3,284
Long-term liabilities:
Long-term debt, net of current portion	19	12
Convertible term note payable	534	--
Note payable	2,000	2,000
Total long-term liabilities	2,553	2,012

COMMITMENTS AND CONTINGENCIES (See Note 4)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 authorized at September 30, 2004 and December 31, 2003; 6 7 , 726 and 66,797 shares issued and outstanding at September 30, 2004 and December 31, 2003	677	668
Additional paid-in capital	21,513	20,021
Deferred compensation	(193)	(351)
Accumulated deficit	(17,230)	(13,333)
	4,767	7,005
Accumulated other comprehensive income	317	352
TOTAL SHAREHOLDERS' EQUITY	5,084	7,357
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,752	$12,653
See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Net revenue	$619	$655		$2,071	$2,181
Cost of goods sold	222	299		667	871

Gross profit	397	356		1,404	1,310
Royalty and other income	--	25		--	25
	397	381		1,404	1,335

Selling, general and administrative expenses	1,355	872		3,675	2,702
Depreciation and amortization	262	206		672	600
Compensation adjustment from options, net	53	(23)		158	108
Compensation adjustment from replacement options	(335)	(177)		(441)	(1,410)
Operating income (loss)	(938)	(497)		(2,661)	(665)

Other (expenses):
Interest	(702)	(82)		(1,237)	(186)

Net (loss)	$(1,640)	$(579)	$	(3,897)	$(851)

( L oss) per common share:
Basic and fully diluted	$(.02)	$(.01)		$(.06)	$(.01)

Weighted average common shares outstanding:
Basic	66,986	66,739		66,986	66,377
Fully diluted	66,986	66,739		66,986	66,377

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

(In thousands)

		Three Months Ended September 30,			Nine Months Ended September 30,
		2004	2003		2004	2003

Net (loss)	$	(1,640)	$(579)	$	(3,897)	$(851)

Other comprehensive income (loss):
Foreign currency translation adjustment		(4)	169		(35)	336

Comprehensive (loss)	$	(1,664)	$(410)	$	(3,992)	$(515)

See Notes to Condensed Financial Statements.

MAGIC LANTERN GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity (Deficit)
	Shares	Amount
Balance at December 31, 2003	66,797	$668	$20,021	$(351)	$(13,333)	$352	$7,357
Issuance of shares, Compensation for professional services provided	500	5	345				350
Warrants, in connection with professional services			146				146
Exercise of debt conversion	429	4	287				291
Warrants, in connection with notes payable			1,155				1,155
Compensation adjustment from replacement options			(441)				(441)
Amortization of deferred compensation, net of cancellations				158			158
Foreign currency translation adjustment						(35)	(35)
Net loss	--	--	--	--	(3,897) )	--	(3,897)

Balance at September 30, 2004	67,726	$677	$21,513	$(193)	$(17,230)	$317	$5,084

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Net cash used in operating activities	$(1,605)	$(1,100)

Investing Activities:
Reimbursement (Purchase) of property and equipment	54	(96)
Purchase of intangible assets	--	(257)
Proceeds from redemption of life insurance policies	--	35

Net cash provided by (used in) investing activities	54	(318)

Financing Activities:
Bank indebtedness	27	--
Net proceeds from Notes payable with detachable warrants	--	998
Net proceeds from private placement of Units, net of issue costs of approximately $40	--	260
Exercise of stock options	--	14
Repayment of long-term debt	--	(4)
Net proceeds from convertible term note payable	1,399	--

Net cash provided by financing activities	1,426	1,268

Effect of foreign exchange on cash	(7)	12

Net increase (decrease) in cash	(132)	(138)
Cash and cash equivalents, beginning of year	465	696

Cash and cash equivalents, end of period	$333	$558

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$--	$3

Cash paid for interest	$48	$--

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

See Notes to Condensed Consolidated Financial Statements.

MAGIC LANTERN GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (SEC) regulations for interim financial information.  These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and are incorporated herein by reference.

Going Concern

The accompanying financial statements have been prepared on the basis the Company will continue as a going concern. The Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001. The Company's cash position is in excess of $50,000 at November 9, 2004 and is sufficient to cover the current rate of operating activity until November 30, 2004, (see "contractual obligations and commercial commitments" found in Management's Discussion and Analysis). The Company's working capital deficiency at September 30, 2004 was approximately $3,180,000, which has increased since December 31, 2003. Historically, the Company has sought financing from its major shareholders. The Company continues to seek new equity financing from other funds and sources to support its strategic initiatives for new sales and revenue streams and expansion into the United States.

Failing additional equity financing solutions, the Company's options for achieving a neutral cash flow portion include factoring of accounts receivable and a corporate reduction of discretionary investments and overall downsizing.  In addition, the Company is in negotiations to extend the terms of certain notes previously issued by the Company, one in the amount of $500,000 Canadian dollars and certain others amounting collectively to $950,000 U.S.  The notes due in September 2004 were extended for an additional 90 days and the company anticipates that the November 2004 note will be extended similarly .  The failure by the Company to achieve any of the aforementioned goals or to raise additional financing raises substantial doubt about its ability to continue as a going concern.

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

Payments under the Note are convertible to common stock of the Company at the option of Laurus Funds at a fixed conversion price of $0.25. The Company may prepay outstanding principal and accrued interest under the Note by delivering to Laurus Funds in cash an amount that is equal to 125% of the aggregate amount of outstanding principal of the Note plus any accrued but unpaid interest and all other sums due, accrued or payable to Laurus Funds. As part of the transaction, Laurus Funds also received a seven-year warrant to purchase 1,100,000 shares of the Company, exercisable at $0.30.

Common shares issuable to Laurus Funds subject to Note conversion and issuable upon exercise of the warrant were registered for resale with the Securities and Exchange Commission pursuant to the terms of a registration rights agreement.

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

During the third quarter Laurus Funds converted a portion of the Note totaling $107,000 to common stock. The Company issued 428,942 shares of its common stock to Laurus Funds for this conversion. T he portions of the Note were converted to common stock of the Company at the option of the note holder . The number of shares issued in July and September were 212,747 and 216,195 common shares , respectively , at a fixed conversion of $0.25.

In November 2004 , an additional $50,000 payable under the Note w as converted to common stock of the Company at the option of the note holder .. The Company issued 200,000 shares of its common s tock at a fixed conversion of $0.25 to satisfy its November conversion .

Note 2.

Accounting Policies

Stock Based Compensation

At September 30, 2004, the Company has four stock-based compensation plans, more fully described in the annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net (loss), as reported	$(1,640)	$(579)	$(3,897)	$(851)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income tax effects	(75)	4	(268)	(156)

Pro forma net (loss)	$(1,715)	$(575)	$(4,114)	$(1,007)

( L oss) per share:
Basic and diluted - as reported	$(.02)	$(.01)	$(.05)	$(.01)
Basic and diluted -pro forma	$(.02)	$(.01)	$(.05)	$(.02)

Note 3.    Cash and cash equivalents

                Cash and cash equivalents consist of cash and $237,000 ( CAD $300,000) highly liquid investment in Guaranteed Investments Certificates ("GIC"), available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, of which approximately $131,000 has been drawn upon by the Company as of September 30, 2004.

Note 4.

Inventories

Inventories consist of raw materials and finished goods held for sale, which are valued at the lower of cost (first-in, first-out method) or market. The following table summarizes the components of inventory as at September 30, 2004 and December 31, 2003:

(In thousands)

	(unaudited) September 30, 2004	December 31, 2003
Finished goods	$ 103	$ 46
Raw materials	12	32
	$ 115	$ 78

Note 5 .

Earnings P er Share

The Company follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). Under FAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The following reconciles basic and diluted weighted average common shares outstanding for the three months and nine months ended September 30, 2004 and 2003.

Three-Months ended September 30, 2004	Three-Months ended September 30, 2003	Nine-Months ended September 30, 2004	Nine-Months ended September 30, 2003

Numerator

Net loss - basic	$(1,640)	$(579)	$(3,846)	$(851)
Net loss - diluted	$(1,640)	$(579)	$(3,846)	$(851)
Denominator:
Denominator for basic and diluted earnings per share Weighted avg-shares	66,986	66,197	66,986	66,193
Loss per share
Basic:	$(0.02)	$(0.01)	$(0.06)	$(0.01)
Diluted:	$(0.02)	$(0.01)	$(0.05)	$(0.01)

At September 30, 2004 and 2003, approximately 8,500,000 and 4,652,000 potential common shares respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is anti -dilutive.

Note 6 .  Commitments and Contingencies

Miscellaneous Claims.  Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company.

Other Matters.

 Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") collectively have been a significant shareholder of the Company since the final quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by the receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with the Lancer Group's ownership of Company securities, the Company, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer Group proceedings, or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer Group. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

        On October 20, 2003, Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., (a subsidiary of the Company) and Wendy Connolly were terminated by the Company. Both the Company and the Connollys are in disagreement over the terms of their termination, however, the parties continue to communicate in regard to this disagreement. Wendy Connolly subsequently filed an action against the Company claiming damages in the amount of $250,000 for wrongful dismissal. On February 3, 2004, counsel to Wendy Connolly was formally served with a Statement of Defense and Counterclaim by the Company. The Statement of Defense and Counterclaim adds Doug Connolly as a defendant in the counterclaim. The counterclaim seeks damages against both Wendy and Doug Connolly in the aggregate amount of $500,000, an accounting to determine profits made by the Connollys in relation to the breach of their fiduciary duties, a permanent and interlocutory injunction restraining the Connollys from soliciting clients and utilizing confidential information, punitive damages in the amount of $1,000,000 plus interest and costs. The Company believes that claims made by Wendy Connolly are without merit.

Note 7 .  Business Combinations

On November 7, 2002, following approval by the Company's shareholders, the Company and Zi Corporation (NASDQ: ZICA; TSE: ZIC), ("Zi"), concluded a Share Purchase Agreement, resulting in the Company's purchase of the Lantern Group. The transaction also resulted in a change to the Company's corporate name to Magic Lantern Group, Inc. and a related change in the AMEX trading symbol for its common stock to "GML," effective November  7 , 2002.

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

Note 8 .  Segment Information

The Company is involved exclusively in the marketing and distribution of educational and media resources throughout Canada through its education and distribution segment. Accordingly the results for the periods ended September 30, 2004 and 2003 are entirely derived from this segment.

Note 9 .   Intangible Assets

Intangible assets consist of the following:

(In thousands)

	September 30, 2004 (unaudited)	December 31, 2003
Distribution agreements	$ 3,425	$ 3,409
Indexing software technologies	1,889	1,862
	5,314	5,271
Less: accumulated amortization	1,185	690
	$ 4,129	$ 4,581

Distribution agreements are being amortized on a straight-line basis over six years. Amortization expense on distribution agreements for the three and nine months ended September 30, 2004 was approximately $149,000 and $444,000, respectively ($164,000 and $448,000, three and nine months ended September 30, 2003). Amortization of software technology commenced in August 2004. The software is amortized on a straight-line basis over three years. Amortization expense on software technology for the three and nine months ended September 30, 2004 is $52,000.

Note 10 .  Stock-Based Compensation

Under FASB Interpretation No, 44, Accounting for Certain Transactions Including Stock Compensation (An interpretation of APB No.25), the Company's replacement options which were issued upon the Company's transaction with Magic Lantern Communication, Inc., and which are described in the Company's current proxy statement must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share.  On September 30, 2004, the closing price of the Company's common stock on the AMEX was $0.74 per share. The decrease in market price from the end of the prior quarter resulted in income adjustments of $335,000 and $441,000 for the three and nine months , respectively, ended September 30, 2004. As long as the Replacement Options remain outstanding, the compensation adjustments remain subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

Note 11. Promissory Notes Payable

During the period ended September 30, 2004, the Company reached agreement with the holders of certain promissory notes payable (the "Notes") to extend the approximately $1,120,000 of Notes maturing during the month. The holders of the Notes have agreed to extend the Notes for three months, maturing in December 2004. In consideration, the Notes will earn 2% per month payable in arrears compounded monthly. Attached to the Notes are 400,000 warrants (the "Warrants"), exercisable for a period of five years at an exercise price of $0.25. $196,802 was allocated to the Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 200.90%, a risk-free interest rate of 2.28%, an expected useful life of five years, and expected dividend yield of zero percent. Approximately $66,000 has been amortized in the period ending September 30, 2004 representing the interest accreted on the promissory note payable extended.

 During the period ended September 30, 2003, the Company raised approximately $998,000 on issuance of promissory notes (the "Notes") and is obligated to repay approximately $1,120,000 at maturity. The Notes are due within one year of issuance, unless extended, at the option of the holder, for a further 18 months. Of the $1.1 million, $370,000 of the notes is denominated in Canadian dollars (CAD$500,000), the remaining $750,000 in USD. As security for the Notes, Zi Corporation, a major shareholder has agreed to place in escrow six million common shares. Attached to the Notes are 1,250,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25. Of the proceeds received, $658,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $370,000, representing a discount to the maturity value of $1,120,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the USD and Canadian Dollar denominated portions, respectively). Approximately $711,000 has been amortized in the period ending September 30, 2004 representing the interest accreted on the promissory notes payable.

Note 12 Subsequent Events

On November 1, 2004, t he Company formed a wholly-owned subsidiary, DigiTron Ltd., to independently create and produce original TV broadcast programs. DigiTron will initially focus on producing an educational and entertainment-oriented science series for broadcast television, hosted by well-known celebrities. The Company plans to independently fund DigiTron ' s business plan and aggressively seek to capitalize on migrating from a pure distributor of other producers content to capturing those royalties it currently pays, and improve its gross margins as other distributors contract for DigiTron ' s programs.

In November 2004 payments under the Note were converted to common stock of the Company at the option of Laurus Funds. The Company issued 200,000 shares of its common s tock at a fixed conversion of $0.25 to satisfy its conversion obligations .

On November 8, 2004, the Company increased the number of Directors to eight and elected H. Donald Hyde to the Board of Directors and Mr. Hyde was appointed to the Audit Committee of the Board of Directors. As filed November 12, 2004.

 Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Founded in 1975, the Company is a Canadian distributor of educational and learning content in video and other electronic formats (collectively, the "Education and Distribution" segment). Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 12,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including: Disney Educational Productions, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern (the Minister of Business New Brunswick formerly, Provincial Holdings Ltd. is the 25% shareholder) provides digital video encoding services and has developed proprietary VideoBase™ registered indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. The Company has a 100% wholly owned subsidiary, Magic Vision Digital Media Inc. that represents it diversification of operations into non-educational digital content delivery. The Company formed a 100% wholly-owned subsidiary DigiTron Ltd. to independently create and produce original TV broadcast programs. Magic Lantern is headquartered in Oakville Ontario, near Toronto, Canada with other offices in Saint John, New Brunswick and Vancouver, British Columbia, New York City, and Greater Boston, MA.

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

        The Company accounted for its acquisition of Magic Lantern under the purchase method. The purchase price for the acquired businesses was allocated among their assets and liabilities as of the closing date. For this purpose, the 29,750,000 shares of the Company's common stock issued to Zi as part of the purchase price for the acquired businesses were valued based on their market price in June 2002 when the terms of the Magic Lantern Transactions were established in a letter of intent between the parties. Based on the market price of $.31 per share for the Company's common stock at that time, the total purchase price and related transactions costs without regard to any adjustments for post-acquisition operating results aggregated approximately $12,363,000, of which approximately $6,868,000 has been allocated to goodwill, approximately $4,492,000 to intangible assets, and approximately $1,128,000 to property and equipment.

.

On May 3, 2004, the Company closed the private placement of a $1,500,000 principal secured convertible three-year term note with the Laurus Master Fund, Ltd. as described herein.

During the period ended September 30, 2004, the Company reached agreement with the holders of certain promissory notes payable to extend the approximately $1,120,000 of such notes payable maturing during the month. The holders of these notes have agreed to extend the maturity date for three months, to mature in December 2004. ( See note 11 for terms on extension of notes payable)

   Risks Associated with the Magic Lantern Acquisition. Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For its last three fiscal years ending December 31, Magic Lantern incurred net losses aggregating $8.1 million.  The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology.

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

Stock-Based Compensation. Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in SFAS 123 as amended by SFAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. Under SFAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $.99 per share for the common stock on December 31, 2003, the Company recorded compensation adjustment of $1,091,000 for the year ended 2003, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On September 30, 2004, the closing price of the Company's common stock on the AMEX was $0.74 per share. The decrease in market price from the end of the prior quarter resulted in an income adjustment of $335,000 and $441,000, for the three and nine months, respectively, ended September 30, 2004, adjusting the previously recorded compensation adjustment in 2003. As long as the Replacement Options remain outstanding, the compensation adjustments remain subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

We Have Incurred Net Losses To Date And Depend On Outside Capital. Our accumulated deficit as of September 30, 2004 was $17,230,000. We will need to continue to distribute educational and learning content in video and other electronic formats and have diversified into non-educational digital content delivery and to independently create and produce original TV broadcast programs that, together with projected general and administrative expenses, we expect will result in substantial operating losses for the next year.

Changes in Laws, Regulations And Financial Accounting Standards May Affect Our Reported Results Of Operations. The Sarbanes-Oxley Act of 2002 and related regulations, including rule changes adopted by stock exchanges in connection with such legislation, may result in changes in accounting standards or accepted practices within our industry and could add significant new costs to being a public company. New laws, regulations and accounting standards, as well as potential changes to currently accepted accounting practices, including the expensing of stock options, could adversely affect our reported financial results and negatively affect our stock price. Additional unanticipated expenses incurred to comply with new requirements could also negatively impact our results of operations.

                We Depend on Key Individuals to Develop Our Products And Pursue Collaborations. We are highly dependent on our Chief Executive Officer and Chief Technology Officer. The loss of any of these persons, or failure to attract or retain other key personnel, could prevent us from pursuing collaborations or developing our products and core technologies. The execution of our business plan for expanding our trademark licensing and operations will be severely hampered unless we are able to attract and retain highly skilled technical, managerial and marketing personnel for that purpose. Current compensation and benefit levels could contribute to the loss or reduced productivity of personnel and impair our ability to attract new personnel, either of which could have a material adverse affect on our operations and financial prospects. In addition, our operations require specific skills for digital encoding of analog video and indexing and managing digital video content. Specialized training must take place in the workplace, requiring an ongoing investment to effectively integrate new employees and assist existing staff attain the most up-to-date skills. Because demand for these skills is high in this competitive environment, the Company risks losing staff and its investment in developing their skills to larger firms with greater resources.

                Two Principal Shareholders Own Enough Shares To Control The Company. Because the Lancer Group and Zi Corporation collectively own 92.7% of our Common Stock outstanding, our other stockholders have no control over matters submitted for stockholder approval. Most matters submitted to a vote of our stockholders will require affirmative vote by holders of a majority of the votes cast, or a majority of the outstanding common stock in the case of a business combination or charter amendment and a plurality of the votes cast for each nominee for membership on our board of directors. Accordingly, our current stockholders other than Lancer Group and Zi Corporation will be unable to control the outcome of any proposed merger or other extraordinary transaction, the election of any board members or any other aspects of corporate governance, and the voting power to determine these matters will be shared by Zi and Lancer Group so long as they continue to hold a substantial portion of their Shares

Results of Operations

                Quarters ended September 30, 2004 and 2003. Net sales were $619,000 for the quarter ended September 30, 2004 (the "2004 Period), compared to $655,000 for the quarter ended September 30, 2003 (the "2003 Period").    The 5% reduction in net sales primarily reflects an elimination of the Company's British Columbia based dubbing operations ("Dubbing West") which were sold in November 2003. Sales gains in other operations did not make up the loss of Dubbing West sales 147,000 in the 2003 Period , and the operating costs associated with its operations were elimi n ated .

Cost of goods sold decreased to $222,000 in the 2004 Period compared to $299,000 in the 2003 Period, reflecting improved margins realized in the distribution sector versus the Company's lower margin Dubbing West business which it owned during the comparable period of 2003. Cost of goods sold as a percentage of net sales for the 2004 Period was 36% and 46% for the 2003 Period.

               SG&A expenses of $1,355,000 for the 2004 Period increased by $483,000 from $872,000 for the 2003 Period, reflecting increased professional services and advertising and promotion costs. Principal SG&A expenses for the 2004 Period were professional fees, salaries and benefits, advertising and promotion and occupancy costs ($434,000, $392,000, $402,000, and $44,000, respectively). SG&A expenses in the third quarter of 2003 for principal SG&A costs were $258,000, $432,000, $19,000 and $59,000 respectively.

Depreciation and amortization for the 2004 Period was $ 262,000 and for the 2003 Period was $206,000. Depreciation expense charged to property and equipment was $112,000 and amortization expense of $150,000 was charged to the distribution agreements, and for the 2003 Period, $42,000 and $164,000, respectively. The increase is primarily a result of the amortization of software technology which commenced in August 2004.

               Interest expense of $702,000 for the 2004 Period reflects accrued interest on the notes payable to Zi Corporation, accreted interest on the company's promissory notes payable, Laurus Master Fund LTD and Sonoptic's 25% shareholder ($2 million, $1,157,000, $534,000 and $597,000 of debt, respectively). Interest expense for the Corresponding 2003 Period was $82,000 reflects accrued interest on the notes payable to Zi Corporation and Sonoptic's 25% shareholder ($3 million and $553,000 of debt, respectively).

The Company realized net loss of $1, 640 ,000 or $.02 per share based on 66.986 million average shares outstanding for the 2004 Period, compared to a net loss of $579,000 or $.01 per share recognized in the 2003 Period based on 66.7 million average shares outstanding. Included in net income for the 2004 Period was compensation expense of $53,000, which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern and $335,000, which reflects an income adjustment of the Replacement Options increasing the compensation income adjustment of $106,000 recorded in the first two quarters of 2004. The adjustment on the Company's replacement options for the quarter ended September 30, 2004 is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on September 30, 2004 ($0.74 per share) compared to June 30, 2004 market value ($0.93 per share).

Results of Operations

        Nine months ended September 30, 2004 and 2003. Net sales were $2,071,000 for the nine months ended September 30, 2004 (the "First Nine Months"), compared to $2,181,000 for the nine months ended September 30, 2003 (the "Corresponding Period in 2003"). The reduction primarily reflects an elimination of its Dubbing west operations that were sold in November 2003. Dubbing west and BCLC contributed sales of $538,000 during the first nine months in 2003. During the First Nine Months, excluding the sales of Dubbing West and BCLC, revenues are up 17% or $301,000. Net sales from the Company's resale goods and service contracts increased in the First Nine Months of 2004 by $183,000 from the Corresponding Period in 2003 as a result of increased sales efforts.

 The Company was successful in maintaining all of its relationships with its producers and continues converting non-exclusive contracts to exclusive Canadian contracts, blocking competition from selling these product lines in Canada. In addition, the Company continues its effort to secure new exclusive contracts for learning content from other Canadian competitors , as well as exclusive contracts in the U.S.A. and Internationally, most prominently the Republic of China. These exclusive contracts increase the size of our exclusive library of learning content. The revenue from new content acquisition is typically delayed by 90 days as the company rolls-out a marketing program to inform the customers of the availability of the new content.

Cost of goods sold decreased to $667,000 in the First Nine Months compared to $871,000 in the Corresponding Period in 2003, reflecting improved margins due to the disposal of Dubbing West operations in November 2003.

                SG&A expenses of $3,675,000 for the First Nine Months increased by $973,000 from $2,702,000 for the Corresponding Period in 2003, reflecting increased professional services (National Financial Network Marketing Initiative), consulting and legal costs associated with securing financing (convertible term note payable) with the Laurus Master Fund LTD. Principal SG&A expenses for the First Nine Months were professional fees, salaries and benefits, advertising and promotion, and occupancy costs ($1,311,000, $1,229,000, $514,000, and $131,000, respectively). Corresponding principal SG&A expenses for the First Nine Months of 2003 were $555,000, $1,306,000, $178,000, and $173,000, respectively.

                Depreciation and amortization for the First Nine Months was $672,000. Depreciation expense charged to property and equipment was $228,000 and amortization expense of $444,000 was charged to the distribution agreements.

                Interest expense of $1,185,000 for the First Nine Months reflects accrued interest on the notes payable to Zi Corporation, warrants, Laurus Master Fund LTD. and Sonoptic's 25% shareholder ($2 million, $1,157,000, $483,000 and $597,000 of debt, respectively).

The Company realized net loss of $3,897,000 or $.06 per share based on 66.9 million average shares outstanding for the First Nine Months, compared to net loss of $851,000 or $.01 per share recognized in the Corresponding Period in 2003 based on 66.4 million average shares outstanding. Included in net income for the First Nine Months was compensation expense of $158,000 (2003-$108,000), which reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern, and $441,000 (2003-$1,410,000), which reflects an income adjustment of the Replacement Options reversing compensation expense recorded in 2003. The adjustment on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on September 30, 2004 ($.74 per share) compared to December 31, 2003 market value ($0.99 per share).

Liquidity and Capital Resources

               Liquidity.  The Company's cash position decreased to $333,000 at September 30, 2004 compared to $465,000 at December 31, 2003.  During the period ended September 30, 2004, the Company received $1,399,000 from the sale to Laurus Master Fund Ltd a Convertible Term. For the period ending September 30, 2004, the Company used approximately $1,605,000 of cash to fund continuing operational requirements and realized $54,000 from a tenant leasehold allowance received during the period, and increased its bank indebtedness on the balance sheet by $ 27000 . The Company's cash position at September 30, 2003 was $558,000.

Execution of Magic Lantern's business plan will require capital resources substantially in excess of the Company's current cash reserves. On April 28, 2004 the Company authorized the sale to the Laurus Master Fund Ltd. (the "Purchaser") a Convertible Term Note in the aggregate principal amount of $1.5 million which is convertible into the six million shares of the Company's common stock, at a fixed conversion price of $0.25 per share.   Additionally, in connection with the issuance of the Convertible Term Note, the Company issued to the Purchaser a warrant to purchase up to 1,100,000 shares of Common Stock at an exercise price of $0.30 per share. During the period ended September 30, 2004, the Company reached agreement with the holders of certain promissory notes payable to extend the approximately $1,120,000 of Notes maturing during the month. The holders of these notes have agreed to extend the maturity date for three months, to mature in December.  ( See note 11 for terms on extension of notes payable) In addition Management is currently pursuing strategies with the goal of raising additional capital during the fourth quarter of 2004 in the form of debt and/or equity investments. Furthermore, the Company is exploring additional cost-cutting measures to bring expenses in line with revenues.

Capital Resources. Execution of Magic Lantern's business plan may require capital resources substantially in excess of the Company's current cash reserves. Magic Lantern has historically relied on advances from its major shareholders companies to address shortfalls in its working capital requirements.

Going concern.  The accompanying financial statements have been prepared on the basis the Company has been considered as a going concern. The Company has sustained substantial losses for the years ended December 31, 2003, 2002, and 2001. The Company's cash position is approximately $85,000 at November 15, 2004, and is sufficient to cover the current rate of operating activity until November 30, 2004. The Company's working capital deficiency at September 30, 2004 was approximately $3,180, which has increased since December 31, 2003. Historically, the Company has sought financing from its major shareholders.  The Company continues to seek new equity financing from other funds and sources to support its strategic initiatives for new sales and revenue streams and expansion into the United States.

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

Capital requirements for 2004 also include, in part, the repayment of an approximate $597,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, the Minister of Business New Brunswick, (formerly, Provincial Holdings Ltd.), unless extended, $950,000 payable to certain note holders and CDN$500,000 payable to certain note holders .  These obligations are discussed in greater detail in "Contractual Obligations and Commercial Commitments."  The Company is currently in the process of renegotiating the terms of its outstanding loan, held by the Minister of Business of New Brunswick, which was due on September 30, 2003, and has received a no default letter from the Minister of Business New Brunswick, dated October 3, 2003. Although annual extensions of the loan maturity date have been granted in the past there can be no assurance that the loan will be renewed and on terms favorable to the Company.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long-term borrowings.

               The minimum commitments under non-cancelable operating leases consisted of the following at September 30, 2004:

(In thousands)

	Office Equipment	Premises	Total
2004 (remaining three months)	11	45	56
2005	43	161	204
2006	38	149	187
2007	28	149	177
2008	21	62	83
2009	17	--	17
2010	2	--	2
	$158	$565	$723

                The cash flows of principle repayments of long term debt obligations consist of the following at September 30, 2004:

(In thousands)

12 Months ending September 30
2005	$1,129
2006	2,201
2007	55
2008	4
$3,389

Add all of the debt

               A note payable to Zi, in the amount of $2,000,000 is payable in full on November 7, 2005.  Accrued interest on the Note is payable at the end of the sixth calendar quarter after the closing, which occurred November 7, 2002, and thereafter in equal quarterly installments at the end of each calendar quarter in which any principal of the note remains outstanding.

Promissory notes held by certain note holders are due September and November 2004, in the amounts of $1,120,000 and $200,000 respectively, unless extended by the holders for a further 18 months. Interest will accrete monthly increasing the amount disclosed on the balance sheet of $1,157,000 to the face value of the debt in the amount of $1,320,000. Of the $1.3 million, $395,000 of the notes are denominated in Canadian dollars (CAD$500,000), the remaining $950,000 in USD.  Attached to the Notes are 1,450,000 warrants, exercisable for a period of three years at an exercise price of $.25 for each $1.00 invested. Of the proceeds received, $764,000 was allocated to warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $572,000, representing a discount to the maturity value of $1,320,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the US Dollar and Canadian Dollar denominated portions, respectively).

During the period ended September 30, 2004, the Company reached agreement with the holders of certain promissory notes payable to extend the approximately $1,120,000 of such notes payable maturing during the September 2004. The holders of these notes have agreed to extend the maturity date for three months, to mature in December 2004. ( See note 11 for terms on extension of notes payable). In consideration the Notes will earn 2% per month payable in arrears compounded monthly. Attached to the Notes are 400,000 warrants (the "Warrants"), exercisable for a period of five years at an exercise price of $.25, $196,802 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 200.90%, a risk-free interest rate of 2.28%, an expected useful life of five years, and expected dividend yield of zero percent.

A convertible term note held by Laurus Fund payable is due April, 2007 in the amount of $1,409,000.  Interest will accrete monthly increasing the amount disclosed on the balance sheet of $534,000 to the face value of the debt in the amount of $1,409,000.  Attached to the convertible term notes are 1,100,000 warrants, exercisable for a period of three years at an exercise price of $.30 for each $1.00 invested. Of the proceeds received, $957,000 was allocated to warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 200.90%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. A convertible term note payable was at $543,000, representing a discount to the maturity value of $1,500,000. This resulted in an effective interest rate on the convertible term note payable of 34%.

During the quarter payments under the Note were converted to common stock of the Company at the option of Laurus Funds. The number of shares issued in July and September were 212,747 and 216,195 common shares respectively at a fixed conversion of $0.25.

In November 2004 additional payments under the Note were converted to common stock of the Company at the option of Laurus Funds. The Company issued  200,000 shares of its common s tock, at a fixed conversion of $0.25.

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

                The following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the consolidated financial statements:

                Allowance for doubtful accounts: The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers or other parties ' failure to make payments on trade receivables due to the Company. The estimates of this allowance is based on a number of factors, including: (1) historical experience, (2) aging of the trade accounts receivable, (3) specific information obtained by the Company on the financial condition of customers, and (4) specific agreements or negotiated amounts with customers.

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

                This Report includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act and Section 27A of the Securities Act, each as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including risks of inflation, fluctuations in market demand for the Company's products, changes in future cost of sales, customer and licensee performance risks, trademark valuation intangibles and uncertainties in the availability and cost of capital. Words such as "anticipated," "expect," "intend," "plan" and similar expressions are intended to identify forward looking statements, all of which are subject to these risks and uncertainties.

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

 Item 4. Controls and Procedures

As of the end of the period covered by this report, our management under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were (1) designed to ensure that material information relating to Magic Lantern Group Inc., including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within magic Lantern Group Inc. particularily during the period in which this Report was being prepared, and (2) effective, in that they provide reasonable assurance that information that we are required to disclose in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date this evaluation.

 PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 2.

Change in Securities

None

Item 3.

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits:

Exhibit

Number:

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)

On November 12, 2004, we filed a Current Report on form 8-K to report matters pursuant Item 5.02.

 SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGIC LANTERN GROUP, INC.

Date: November 15 , 2004	By:	/s/ Robert A. Goddard
Robert A. Goddard President and Chief Executive Officer (Duly Authorized Officer) (Principal Executive Officer)

Date: November 15, 2004	By:	/s/ Ronald Carlucci
Ronald Carlucci Chief Financial Officer (Duly Authorized Officer) (Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PERSUANT TO RULE 13(a)- 14(a)

SECURITIES EXCHANGE ACT OF 1934

I, Robert Goddard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Magic Lantern Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants' fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: November 15, 2004

>
/s/ Robert Goddard
Robert A. Goddard Chief Executive Officer and Principal Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PERSUANT TO RULE 13(a)- 14(a)

SECURITIES EXCHANGE ACT OF 1934

I, Ronald Carlucci, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Magic Lantern Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures; and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants' fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrants ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: November 15, 2004

>
/s/ Ronald Carlucci
Ronald Carlucci Chief Financial Officer and Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Magic Lantern Group, Inc. (the Company) on Form 10-Q for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Ronald Carlucci, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 1 5 , 2004

/s/ R onald Carlucci
Ro nald Carlucci Chief Financial Officer and Principal Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Magic Lantern Group, Inc. (the Company) on Form 10-Q for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert Goddard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 15, 2004

/s/ Robert Goddard
Robert Goddard Chief Executive Officer and Principal Executive Officer