Form 10-K
period 2004-12-31
MAGIC LANTERN GROUP  INC
filed 2005-04-26
CIK 811933

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 1-9738

MAGIC LANTERN GROUP, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-3016967 (I.R.S. Employer Identification No.)

1075 North Service Road West, Suite 27 Oakville, Ontario (Address of principal executive offices)	L6M 2G2 (Zip Code)

1385 Broadway New York, New York 10018 (Address of Previous Principal Executive Offices and Zip Codes)

Registrant's telephone number, including area code: (905) 827-2755

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.01 par value	Name of each exchange on which registered: American Stock Exchange

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

As of December 31, 2004, there were 73,604,289 shares of Common Stock outstanding, and the aggregate market value of shares held by unaffiliated shareholders was approximately $21,345,244.

DOCUMENTS INCORPORATED BY REFERENCE

MAGIC LANTERN GROUP, INC. (formerly JKC Group, Inc. and Stage II Apparel Corp.)

PART I

Item 1. Business

Introduction

                Founded in 1975, Magic Lantern is a Canadian distributor of educational and learning content in video and other electronic formats (collectively, the "Education and Distribution" segment). Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 13,000 titles, and its customers include over 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including Disney Educational, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding services and has developed a proprietary VideoBaseTM in dexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. Magic Lantern Group is headquartered in Oakville, Ontario near Toronto, Canada with additional offices in Saint John, New Brunswick and Vancouver, British Columbia, New York City and Greater Boston.

Recent Business Events

The Company has, since its inception as Magic Lantern Group, Inc. in Nov., 2002 faced the daunting task of being undercapitalized to position itself for future growth and to manage the ever escalating costs associated with now being a publicly reporting company in the wake of mandates put forth in the Sarbanes-Oxley Act of 2002.  Professional fees in the form on legal and audit have increased tremendously and many micro-cap companies have been considering the merits of being a pubic company vis-à-vis a private company.  The Board of Directors of the Company, seeing the ever increasing impact of this has for some time discussed the merits of de-listing and returning to the status of a private company.  As most recently at Board meetings held in March and April this was discussed and tabled for future consideration.  Given the Company's history of losses and now the recording of the recently performed independe nt valuation of goodwill and intangibles has resulted in an impairment charge to Goodwill.  That charge and its impact will need to be addressed immediately to stay above certain guidelines established by the AMEX for listed companies.  The Board of Directors will give immediate attention to this matter.

In April of 2004, the Company entered into a Convertible Promissory Note in the face amount of $1.5 million with the Laurus Master Funds, based in New York.  The fixed conversion price of $0.25 per share has predominately, since the onset of the funding ,been priced beneath current market prices and "Laurus" has chosen to exercise their right as contained in the closing documents to convert the principal and/or interest into shares registered under an S3 Registration Statement that was also a condition of the funding.  In December of 2004 a substantial pay down on that note occurred, amounting to approx. $900,000.  Based on Generally Accepted Accounting Principals (GAAP), the Company was required to take a one-time charge of $4,917,000 in interest expense for underlying shares and warrants, most of which due to the pay down will never be exercised.  This charge, and the impairment charge noted in the previous paragraph account f or the majority of the Company's Net Loss for 2004.

At a meeting of the Board of Directors, held April 14, 2005 (see subsequent events footnote) of one of the Company's two largest shareholders, ZI Corporation, a proposal was put forth to extend to the Company a bridge loan in the form of a demand note bearing interest in the amount of 12% per annum in the amount of $250,000 in consideration for securitizing the $2 million Note Payable on the Company's books.  Further consideration consists of extending the maturity date of the note to January 2, 2006 and deferring all accrued interest on the note to the new maturity date.  The Board of Directors of Magic Lantern Group, Inc. is expected to meet in the coming week to consider this proposal.

During 2004, working closely with the Agency for Instructional Technology ("AIT") the collective group responded to five (5) Request for Proposals from U.S. State Educational School Boards.  To date, the group has not been successful in competing for these contracts, with the exception of California when the results of their decision are not yet known.

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

                The launch of The Learning Source is part of Magic Lantern's aggressive expansion strategy to create a revenue-generating market presence in the United States. By offering third generation, video streaming digital services to increase revenues from educational digitized videos in the United States, a market segment carrying the potential to generate future earnings for the Company has been tapped.  To date, the Company and AIT along with another partner, Callisto have presented to five U.S. state educational boards.  Thus far, the Company has yet to secure a contract on any of these efforts.  Competition from Discovery Learning in the U.S. (who acquired the two major competitors of the Company during the past 18 months) has made success difficult as the bidding of Discovery has undermined the Company's bid's to the best of its knowledge.

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

                Magic Lantern operates a tape duplication facility in connection with its head office operations. The sale of Image Media, therefore has permitted Magic Lantern to reduce operational redundancies and apply capital realized from the purchase to immediate expansion targets, principally the creation of new revenue lines through roll-out and expansion of current and future online offerings which to date have been difficult to gain both in Canada and the U.S..

On January 4, 2005, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Nite Capital, L.P., providing for, among other things, the unregistered sale, through a private placement, of 1,000,000 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock") at a price of $0.30 per share, and a common stock purchase warrant to purchase an additional 500,000 shares of Common Stock exercisable at a price of $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005.  The Company also entered into a Registration Rights Agreement.

In connection with the private placement, the Company was obliged to pay a cash fee to the placement agent, First Montauk Securities Corp. ("First Montauk"), for its services on its behalf.  In addition, the Company issued First Montauk and its assignees, common stock purchase warrants to purchase an aggregate of 100,000 shares of Common Stock, exercisable at $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005.

The Shares and the common stock purchase warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

On December 30, 2004, the Company, through the private placement of equity securities, consummated the unregistered sale of 800,000 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock"), and common stock purchase warrants to purchase an additional 800,000 shares of Common Stock (the "Warrants") to certain accredited investors.  The Shares and the Warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Regulation D promulgated under the Securities Act.

As a result of the transactions, three term promissory note holders of the Company converted an aggregate of $200,000 of principal into 800,000 shares of Common Stock at a rate of $0.25 per share and received three-year Warrants to purchase 800,000 shares of Common Stock at an exercise price of $0.40 per share.

During December, 2004, the Company, through the private placement of equity securities, consummated the unregistered sale of 4,010,649 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock"), and common stock purchase warrants to purchase an additional 4,010, 649 shares of Common Stock (the "Warrants") to certain accredited investors.  The Shares and the Warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Regulation D promulgated under the Securities Act.

As a result of the transactions, two term promissory note holders of the Company converted an aggregate of $750,000 of principal and $2,662 of accrued interest into 3,010,649 shares of Common Stock at a rate of $0.25 per share and received three year Warrants to purchase 3,010,649 shares of Common Stock at an exercise price of $0.40 per share.  In addition, the Company issued 1,000,000 Shares to an additional investor at a price of $0.25 per share, for gross proceeds of $250,000, along with three year Warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.40 per share.

On May 3, 2004, Magic Lantern Group, Inc. (the "Company") closed the private placement of a $1,500,000 principal secured convertible three-year term note (the "Note") with the Laurus Master Fund, Ltd. ("Laurus Funds") in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D promulgated under the Act. The Note bears interest at the prime rate, as reported in the Wall Street Journal, plus 2% (which under no circumstances will be considered to fall below 6% on a combined basis), with interest and amortizing payments of principal commencing August 1, 2004. The interest payable on the note is adjustable downward by 2% if the Company shall have registered shares of Laurus Funds' stock underlying the Note on a registration statement declared effective by the Securities and Exchange Commission, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25. The interest payment will be adjusted downward by 1% in the event the Company has not registered shares of Laurus Funds' stock underlying the Note, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25.

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

Common shares issuable to Laurus Funds subject to Note conversion and issuable upon exercise of the warrant were registered for resale with the Securities and Exchange Commission pursuant to the terms of the registration rights agreement.

Payment of all principal and interest under the note, as well as performance of the obligations of the Company and its subsidiaries, under all of the ancillary agreements entered into by the Company and its subsidiaries in connection with the sale of the note and warrant, are secured by a security interest in favor of Laurus Funds in all of the assets of both the Company and its subsidiaries.

The Company paid a closing fee equal to $58,500 to the manager of Laurus Funds and paid $29,500 as reimbursement for the investor's legal and due diligence expenses

During the year Laurus Master Funds converted a portion of the Note totaling $250,000 to common stock. The Company issued 1,124,211 shares of its common stock to Laurus Funds for this conversion of debt and interest. The portions of the Note were converted to common stock of the Company at the option of the note holder. The number of shares issued in the third quarter and fourth quarter were 428,942 and 695,269 common shares respectively, at a fixed conversion price of $0.25.

In January 2005, an additional $6,193 payable under the Note was converted to common stock of the Company at the option of the note holder. The Company issued 24,770 shares of its common stock at a fixed conversion of $0.25 to satisfy its January conversion.

In April 2005, an additional $18,750 payable under the Note was converted to common stock of the Company at the option of the note holder. The Company issued 75,000 shares of its common stock at a fixed conversion  of $0.25 to satisfy its April conversion.

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

                On September 25, 2003, the Company launched Tutorbuddy in both the U.S. and Canada. TutorbuddyTM is a revolutionary, state-of-the-art, e-learning system designed to deliver searchable, curriculum-correlated, digital video programs and learning objects online. TutorbuddyTM, is designed for home use by students and parents. The Company planned on targeting the U.S. market in the latest fiscal year but due to lack of adequate capital and a distribution network failed to meet the Company's goal.  The Company had also launched and received encouraging response to the Company's institutional product, Magic Lantern InSite™. On October 24, 2003, the Company announced that Red Deer Public Schools, the ninth largest school district in the province of Alberta, Canada, agreed to deploy Magic Lantern InSiteTM, the Company's latest e- learning video service for schools. InSite will be distributed to nearly 10,000 students enrolled in Red Deer Public's 21 elementary and secondary schools. As broadband infrastructure to schools and homes continues to swell, the Company continues to be challenged by capital constrictions to position itself to meet the demand for quality online educational content.  The Company determined that the technical feasibility of the product occurred in September, 2004 and commenced amortization.

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

                On November 7, 2002, the Company and Zi consummated the transactions contemplated by the Purchase Agreement (the "Magic Lantern Transactions") following their approval by the Company's shareholders. The Company's acquisition of Magic Lantern was implemented through its purchase from Zi of all the outstanding capital stock of MagicVision (the then private parent company), in consideration for a three-year promissory note of the Company in the principal amount of $3,000,000 and 29,750,000 shares of the Company's common stock, representing 45% of its common shares outstanding after the closing. The Purchase Agreement provides for additional stock and cash consideration up to $2,930,000 or offsets against the Company's promissory note up to $1 million based on Magic Lantern's operating results for the first twelve months after the closing. See &quo t;Liquidity and Capital Resources - Liquidity." As part of the Magic Lantern Transactions, the Company added three designees of Zi to its board of directors, implemented a new stock option plan primarily for management and employees of Magic Lantern, changed its corporate name to Magic Lantern Group, Inc. and, effective November 8, 2002, changed its AMEX trading symbol to "GML." After consummation of the Magic Lantern transactions, Alpha Omega Group ("AOG") held in record name approximately 47% of the Company's outstanding shares.

[remainder of page left intentionally blank]

                Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the final quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group o n July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer.

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

Products

General

                Our product focus following the transaction with Magic Lantern became the sales and distribution of educational and learning content in video, DVD and other electronic formats. As a result of this transaction we acquired distribution rights to over 300 film producers representing over 12,000 titles, and customer relationships at 9,000 out of 12,000 English speaking schools in Canada. Our library includes content from numerous producers, including: Disney Educational Productions, Annenberg / CPB and CTV Television. In addition, TutorbuddyTM is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic provides digital video encoding services and has developed the proprietary VideoBaseTM indexing software that allows users to aggregate, bookmark, re-sort and add their own comme nt boxes to existing content.

                Magic Lantern Group, Inc. ('Magic Lantern") has grown to be a source in Canada for educational video resources, educational television series, program repurposing and digital delivery. By 1994, Magic Lantern had developed a catalogue of more than 10,000 video titles covering all subject areas from pre-school through high school, post-secondary and general interest, with exclusive distribution agreements with more than 200 producers and suppliers. With over 9,000 of 12,000 Canadian schools among Magic Lantern's customer base, attention was focused on growth opportunities within the education sector. At this time, digital technologies were having an impact on video delivery methods with the continuing expansion of Broadband delivery methods along with compression technology increasing capacity of satellites and fiber-optic cable providing telephone companies wi th an opportunity to carry more than traditional voice and data. To address this ever changing technology landscape, Magic Lantern responded by creating Sonoptic Technologies, Inc, in cooperation with the Government of New Brunswick as a 25 per cent minority partner, to develop an expertise and service offering in the field of analog to digital conversion, and subsequent applications for this new digital form of video programs. Sonoptic began encoding the Magic Lantern library of educational video content and now has some 2,000+ programs that have been digitized, indexed and curriculum correlated for three provinces in Canada and all 50 states in the U.S. as part of our partnership with AIT.

                As part of our continuing "organic" growth strategy, we will require additional capital resources or partnerships, mergers or seek out entities who wish to acquire the Company  to complete the digital encoding of the Magic Lantern library as well as fund the further development of software capable of managing video delivered over the Internet. Magic Lantern acquired additional content through its acquisition of Image Media in 1998 (subsequently sold in 2003 as mentioned above), and has been attempting to expand its revenue base by utilizing its distribution channels for new products and services. Innovative programs for schools, such as its lease-to-own library program were launched (with the recommendation of the Canadian Principals Association), and the Campbell Soup Company's "Labels for Education." The debut of "Labels for Educa tion" was managed, marketed and delivered by Magic Lantern with over 3,500 Canadian schools taking part within the first six months of the program. That program has now expanded to serve nearly 7,500 schools since its launch in 1996.  Sonoptic Technologies now manages the website and certain administrative responsibilities that provide approximately $180,000 in revenue during the year ended 2004.

                TutorbuddyTM builds on the research & development of Sonoptic, and has developed an on-line educational video library with an extensive information search capability and content management system. TutorbuddyTM is branded and had been offered to Canadian schools with the ultimate market being the homes of school-age children, some five million in Canada, when the service has proven effective in Canadian schools. Concurrent with providing the TutorbuddyTM innovation in the current core market of Canada where certain levels of "social responsibility" have made it very difficult to penetrate the Canadian market where any form of commercialization is frowned upon in that country.  However, with the proper partner and capital resources Tutorbuddy could establish itself in the United States and other English speaking countries where buying and adoption patterns are dramatically different.

Product Mix.

Following the Company's acquisition of Magic Lantern our product mix is comprised of video sales, video dubbing, and video encoding. Video sales accounted for approximately 82%, 66% and  61% of Magic Lantern's net sales in 2004, 2003 and 2002, respectively.   Video dubbing accounted for approximately 1%, 22% and 25% of Magic Lantern's net sales in 2004, 2003 and  2002, respectively. Video encoding accounted for approximately 12%, 5% and 6% of Magic Lantern's net sales in 2004, 2003 and  2002, respectively. Sales made by the Magic Lantern Group following the company's November 7, 2002 acquisition of the group accounted for 95% of the company's sales in 2002 (stub-period)

 Marketing Strategy.

 The Company's traditional marketing strategy is focused on providing curriculum relevant content to educators through targeted advertising, faxing, and direct mailings principally to schools and school boards, public libraries, family resource centers, and other customers in Canada and the United States. The Company has adopted a marketing strategy to concentrate resources towards expanding the geographic and market reach of Magic Lantern's historic business.  As previously stated, adequate sources of capital resources mandated a nominal marketing to expand revenue as planned.

                Our market plan for growth in the Canadian market has involved multiple initiatives including: i) contracting with a Business Development professional to focus on the Province of Ontario, the most populous of any of the Canadian Provinces.  ii) entering into a province-wide paying pilot for InSite use in selected Ontario and British Columbia school districts, which was the first medium-scale commitment to online video services in Canadian education; and iii) launching of InSite (http://www.magiclanterninsite.com) based on innovative per-teacher and per-student  pricing which to date has not established significant traction in the Canadian provinces targeted thus so far.  Marketing probes during 2004 indicated the desire of educational sites preference towards having the physical video server located within the school's intranet and behind the ir own firewalls such that the students are protected from inappropriate and unprotected access to the Internet on an unfettered basis.

Business Development USA

            Leveraging the financial base of operations already established in Canada, the Company believes its only meaningful future growth lies in the United States and Southeast Asia to lesser degree. The spearhead of the Company's US strategy in 2004 was to introduce InSite into the United States reconfigured for US school markets as "The Learning Source" through the Bloomington Indiana-based Agency for Instructional Technology ("AIT"). "The Learning Source" is currently being offered to long-time PBS station customers of AIT for use with affiliated school districts. One illustration would be Las Vegas, Nevada where the local PBS station integrates with Clark County School District, and is the fastest-growing district in the US. Other PBS station-School District areas in Los Angeles and West Virginia were presented to in response to their RFP.  In the case of West Virginia, Discovery Learning captured that contract by underbidding the Consortium .  The California proposal was most recently conducted and results are unknown.   More are expected to participate as demonstrations develop.

               With the presence of Discovery Learning and its vast financial resources, it will be extremely difficult for the Company to establish a US school market presence that should it be successful might enable the Company to expand product offerings to schools and homes. In essence, the website interface of InSite makes use of the same back-end web engine as Tutorbuddy for offering to homes and other businesses, particularly health and sports related verticals, as a safe, secure video resource on the Web. Sales strategy, in conjunction with a business combination of some nature,  will focus on online marketing based on tele-sales and live demo from the Web.

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

•

Acquired an expanded range of new US-based product and producer relationships based on non-exclusive application-limited digital rights for US market offerings serving education and other online verticals beginning with professional health training;

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

                Additional opportunities for growth in the U.S. will totally depend on a business combination that when concluded would include i) the sub-distribution of existing learning video titles for which the Company has exclusive US distribution rights; ii)Online e-commerce sale of titles in hard copy format (disk and tape) for which the Company has exclusive distribution rights (currently some 1000 titles) through acquired educational software sales forces employing direct mail, web sales and tele-sales to established client bases; iii) E-commerce links from online applications promoting sales of hard copy offerings, such as VHS, DVD or VCD copies, of programs being accessed as online video stream; iv) sale of user information to partners, allies and competitors; v) expanded sale of production services of Sonoptic video encoding, indexing and database provisioning to own ers of video collections allowing searchable streaming collections (e.g. to viewers of content-intensive websites such as sports television, self-help, home renovation and food/cooking websites as examples).

 Customers

 The Company's customers are primarily educational institutions, family resource centers, and public libraries in Canada. Magic Lantern's ten largest customers for the year ended December 31, 2004 accounted for approximately $774,000 of revenue as compared to $695,000 for the year ended December 31, 2003  and for the twelve months ended December 31, 2002, represented $775,000 of revenue, none of which individually accounted for more than 10% of sales.

.

Distribution

 Magic Lantern's distribution strategy is to acquire licensing rights for video productions produced by other companies and to return royalties as a percentage of gross receipts. The company maintains a library of over 12,000 master versions of the titles and creates VHS, DVD, CDR and VCD copies for sale in its duplication labs in Oakville, Ontario and Saint John, New Brunswick. These are packaged together with media bought directly from suppliers for whom we do not have masters in-house, and shipped to customers. The distribution of such products is governed by distribution agreements with suppliers and producers, many of which are, generally, exclusive as to territory.

 Imports and Import Restrictions

                Magic Lantern's products consist primarily of content delivered on videotape and other electronic media. Certain of the videotapes offered for sale in Canada are sourced in the United States. There are no tariffs or taxes involved in the import of these products from the United States.

Backlog

                The Company's backlog of orders totaled approximately $86,000 and $154,000 at December 31, 2004 and 2003, respectively.

Competition

                The content delivery industry is highly competitive and consists of a large number of suppliers, certain of whom are producers and others only distributors. Magic Lantern holds exclusive rights to distribution in Canada on approximately 33% of its titles. Of the exclusive titles distributed, approximately 58% include digital rights.  In the U.S. the Company has fewer rights than in Canada, but with its license agreement with AIT that list of titles has expanded greatly.  During 2003 and 2004, Discovery Learning U.S. acquired United Streaming Learning and AIM Learning, the Company's two most significant competitors.  The technology used by United Streaming was originally developed under exclusive contract with the Altschel Group (subsequently United Streaming) and that contract prohibits the use of Videobase™ technology except for content owned by the Atlschel Group.  The Company believes that, upon review of the contract still in force, that United Streaming and its parent company, Discovery Learning, U.S. are in breach of that contract and the Company intends to seeks remedial damages and recovery of licensing revenue under the terms of the contract.  The Company believes this breach to be material and recovery of revenues and possible damages to be significant.

                Competition stems from both traditional learning video content providers and digital learning content providers. Some of these competitors are multi-national and regional firms offering services, systems and platforms through established internet sites or proprietary networks. Many of these competitors, such as Discovery Learning U.S.  have substantially greater financial, technical, marketing and deployment resources than we do. Competitors particularly in markets outside Canada have the added advantage of offering a greater diversity of products and services with a substantial installed customer base. Our analysis of its competition within these two industries is set forth below.

 Traditional Learning Video Content Providers.

Management believes the Company is currently one of the largest educational learning video providers to the Canadian education, library and special interest group markets. In management's opinion, Magic Lantern has attained this position as a result of several competitive factors, including its knowledge of the Canadian education system and the provincial Ministries of Education, brand recognition, supply-line relationships with worldwide educational video producers and leadership in creating course correlated matching for educators for over 30 years.

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

Digital learning video content providers

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

•	Movement to include indexed and streaming rights versus, straight streaming of full content without indexing.

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

•	United Streaming has established a presence in Canada through distribution arrangements with Marlin Motion Pictures, a traditional format competitor (Acquired by Discovery Learning U.S.).

•	AIMS Multimedia provides a branded service with digital curriculum available in the United States through its acquisition by Discovery Learning U.S..

Other streaming technologies and streaming packaging, although not directly competitive, are generally available through television on the Web, production and publication, event management, entertainment, expert systems linked to education, university and test environments and promotion and sales demonstrations.

Employees

                As of December 31, 2004, the Company had 43 salaried employees. Of the 43 employees, 6 provide executive and management services, and 37 provide clerical services. None of the Company's employees are party to a collective bargaining agreement. We consider our working relationships with employees to be good and have never experienced an interruption of operations due to a labor dispute.  On April 7, 2005 a 30% reduction in employees was implemented by the Company in it's continuing efforts to cut operating costs.

Recurring Losses

                We have a history of losses and may continue to incur losses from operations. Our net losses were $15,899,000 for the year ended December 31, 2004. These losses primarily reflect recording of implicit interest expense associated with the financing transactions that occurred during the year.  The underlying shares and warrants associated with these financings and debt conversions had a material impact on the net loss reflected. It its efforts to develop and compete in the "on-line" video streaming business, substantial spending reflected in selling, general and administrative ("SG&A") expenses have historically been in excess of gross profit levels since. Our business plan, combined with business combination would contemplate continued expansion efforts that will entail a reduction of SG&A  through cost savings procedures imple mented in 2004 and related expenditures into new territories, specifically the United States without any assurance of deriving profits from operations. Our ability to achieve profitable operations through operations of the Company is questionable without a business combination.

RISK FACTORS

Risks Associated with Lancer Group

                The Lancer Group has been a significant shareholder of the Company since the last quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of tha t date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.  Shares held by the receiver are restricted shares and not available for sale except under Rule 144 or private sale.

Risk of Inadequate Financial Resources

                The execution of our business plan for expanding our trademark licensing and e-education businesses will  be impaired by inadequate financial resources. Both Sonoptic's and Tutorbuddy's business in particular requires ongoing upgrades to components and facilities as new technologies emerge. To maintain leading-edge technical solutions for new media and to remain competitive, the Company requires significant capital expenditure on an ongoing basis. In the absence of additional equity or a substantial increases in our revenues in the short term our working capital will likely be expended before the end of May, 2005. In that event, the Board of Directors is investigating the implications of delisting from the American Stock Exchange and disgorged of the substantial costs associated with being a publicly reporting company.  Additional, as previously mentione d the Company is seeking out a partnership or business combination that would ensure its viability beyond May, 2005.   Therefore, we will be required to either limit future development and marketing activities or raise additional equity capital or incur more debt to continue financing those activities. The issuance of additional equity could be dilutive to existing stockholders, and the alternative of financing development through borrowings could reduce our operating flexibility and further weaken our consolidated financial condition.  As of April 21, 2005 the Company's cash position was $313,000 which, given the Company's debt obligations and accounts payable obligation would provide for continuing operations until June 30, 2005.

Risk of Customer Budget Reductions

                Our goal of maintaining our existing customer base and extending our e-education products and services to new markets will be hampered by cash constraints affecting both current and prospective customers. Educational video products are acquired mainly by libraries and schools in the Company's existing Canadian markets. These institutions represent approximately 90% of the Company's current customer base. They are funded by government and are therefore subject to reductions or re-allocation of funding, either of which will adversely affect our prospects for achieving the possibility of profitability through operations of the Company. Similar constraints could impair our efforts to expand the Company's customer base to new markets.

Uncertainties in Product and Market Expansion Plans

                Our recent planned reduction  of certain of the Company operations could be adversely affected by many of the technological, business and financial risks inherent in the commercialization of new products for markets in which we are not yet an established participant. The success of the Lantern Group's e-education offerings in these markets will depend not only on securing sponsorship or licensing arrangements with educational organizations outside of Canada, but also on additional partnerships and/or and business combination and the willingness of teachers, students and their parents in existing and new geographic markets to utilize these resources. We could encounter resistance to implementation of our e-education offerings and technology for any number of fiscal, cultural or political reasons beyond our control. These factors make the ultimate success of ou r plans for expanding the Lantern Group's offerings and markets highly uncertain.

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

Risk of Technological Obsolescence

                The e-education marketplace is characterized by rapid technological changes that could put us at a competitive disadvantage and hamper our expansion plans. E-education products and services using different or better integrated platforms could be introduced and established in markets outside Canada before our market expansion plans for the Company's products are implemented and before market acceptance is achieved for Tutorbuddy's services in the United States. Developers of similar products and services have experienced time lags of one year or more between commencement of marketing activities through the completion of field trials and ultimate sales or subscriptions. If similar or longer delays are encountered in our efforts to implement our business plan for the Company, we could face the risk of technological obsolescence, adversely affecting our prospects for any market penetration and profitability.

Dependence on Licensed Content

                Because our business is dependent on licensed content for our e-education offerings, our business is subject to the risk of license terminations or adverse changes in license renewal terms as well as the risk of intense competition in markets where our rights to licensed content are non-exclusive. We believe our e-education offerings are distinguished in large part by the popularity of our video library. Most of our distribution agreements are renewable, and some condition renewal on minimum annual royalty payments from the Company ranging from approximately $3,000 to $130,000. These thresholds generally increase for each successive contract year. The distribution agreements also provide the producers with termination rights if the Company defaults on these obligations or fails to comply with other provisions of the agreements. If the Company is unable to obt ain renewals or replacements on comparable terms, acceptance of our e-education offerings could be severely impaired.

Lack of Control Over Licensed Content

                Because the Company distributes educational videos created by unaffiliated producers, we do not control the quantity or quality of the productions, any reduction in which could cause customer dissatisfaction and result in the loss of market share.

Competition

                The intensely competitive and fragmented nature of the e-education industry creates various market risks that could impair our ability to retain and expand the Company's current markets and market share in Canada. In the United States and Southeast Asia, competitors such as Discovery Learning and their recent acquisition strategy have and will have a profound impact on our business, principally in our efforts to expand in the United States. Hence, the Company has been seeking out a partnership and/or business combination to penetrate this market. This competitor could control these markets before we obtain any meaningful market share, adversely affecting our prospects for market penetration and profitability.

Dependence on the Internet and Computer Systems

                Our ability to expand the Company's delivery platforms and penetrate new markets could be frustrated without continued growth in the use and efficient operation of the Internet. Web-based markets for information, products and services are new and rapidly evolving. If Internet usage does not continue to grow or increases more slowly than anticipated, we could be unable to secure new sponsorship and subscription arrangements for the Company's offerings. To the extent our business relies on web-based delivery platforms, our operations will also be dependent on adequate network infrastructure, consistent quality of service and availability to customers of cost-effective, high-speed Internet access. If our systems cannot meet customer demand for access and reliability, these requirements will not be satisfied, and customer satisfaction could degrade substantially, adve rsely affecting our prospects for market penetration and profitability.

Regulatory Risks

                Our dependence on the Internet for growth  makes our operations susceptible to Internet-related regulatory risks and uncertainties. The laws governing the Internet remain largely unsettled, even in areas where there have been legislative initiatives. It may take years to determine whether and how Internet services are affected by existing laws, including those governing intellectual property, privacy, libel, product liability and taxation. Future legislation or judicial precedents could reduce Internet use generally and decrease its acceptance as a communications and commercial medium, adversely affecting our prospects for achieving profitability.

Risks Associated with Dependence on Key Personnel

                The execution of our business plan for expanding our trademark licensing and operations will be severely hampered unless we are able to attract and retain highly skilled technical, managerial and marketing personnel for that purpose. Current compensation and benefit levels could contribute to the loss or reduced productivity of personnel and impair our ability to attract new personnel, either of which could have a material adverse affect on our operations and financial prospects. In addition, our operations require specific skills for digital encoding of analog video and indexing and managing digital video content. Specialized training must take place in the workplace, requiring an ongoing investment to effectively integrate new employees and assist existing staff attain the most up-to-date skills. Because demand for these skills is high in this competitive enviro nment, the Company risks losing staff and its investment in developing their skills to larger firms with greater resources.

Control by Selling Stockholders

                Because the Lancer Group and Zi Corporation collectively own 81.2% of our Common Stock outstanding, our other stockholders have no control over matters submitted for stockholder approval. Most matters submitted to a vote of our stockholders will require affirmative vote by holders of a majority of the votes cast, or a majority of the outstanding common stock in the case of a business combination or charter amendment and a plurality of the votes cast for each nominee for membership on our board of directors. Accordingly, our current stockholders other than Lancer Group and Zi Corporation will be unable to control the outcome of any proposed merger or other extraordinary transaction, the election of any board members or any other aspects of corporate governance, and the voting power to determine these matters will be shared by Zi and Lancer Group so long as they con tinue to hold a substantial portion of their Shares.

[ remainder of page left intentionally blank ]

Item 2. Properties

 Magic Lantern is headquartered in Oakville Ontario, near Toronto, Canada with other offices in Saint John, New Brunswick and Vancouver, British Columbia New York City and Greater Boston.

Item 3. Legal Proceedings

On October 20, 2003, Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., (a subsidiary of the Company) and Wendy Connolly were terminated by the Company. Both the Company and the Connollys are in disagreement over the terms of their termination, however, the parties continue to communicate in regards to this disagreement. Wendy Connolly subsequently filed action against the Company claiming damages in the amount of $250,000 for wrongful dismissal. On February 3, 2004, counsel to Wendy Connolly was formally served with a Statement of Defence and Counterclaim by the Company. The Statement of Defense and Counterclaim adds Doug Connolly as a defendant in the counterclaim. The counterclaim seeks damages as against both Wendy and Doug Connolly for damages in the amount of $500,000, an accounting to determine profits made by the Connollys in relation to the breach of their fiduciary duties, a permanent and interlocut ory injunction restraining the Connollys from soliciting clients and utilizing confidential information, punitive damages in the amount of $1,000,000 plus interest and costs. While the Company believes that claims made by Wendy Connolly are without merit, the parties are in final negotiation for a nominal settlement to avoid the substantial legal costs associated with a possible Trial.  On April 25, 2005 the Company negotiated a settlement on the claim and counterclaims noted above, which parties agreed not to disclose the terms and conditions of the settlement.

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

Other Matters.

The Lancer Group has been a significant shareholder of the Company since the last quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls 45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Comp any securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.  The Company is not aware of any further actions nor developments with respect to this matter beyond what has been reported in this paragraph.

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2004 the Company held its Annual meeting of shareholders to vote on (i) a proposal to elect to the Board of Directors of the Company, Howard Balloch, Richard Siskind, Michael R. MacKenzie, Michael Lobsinger, Richard Geist, Stephen Encarnacao and Ms. Tammy Wentzel, and (ii) a review of the recent Form 10-Q and to discuss a possible change in Audit Firms more focused on micro-cap companies and with resources located near the main operational center of the Company in Oakville, ON, Canada., and (iii) to hear the report of Bentley Associates recently engaged by the Board of Directors to pursue acquisition candidates and channel partner developments.  Further, the Shareholders received a presentation by Management of the Company's status and possible future plans.  Lastly, at the conclusion of the Shareholders meeting the newly elected Board of Directors met to appoint committee members for its Audit Committee and Compensatio n Committee.

Proposal	Votes For	Votes Against	Abstentions

1. Election of Directors	29,750,000	0	30,000,000

[ remainder of page left intentionally blank]

PART II

Item 5. Market for the Company's Common Stock and Related Shareholder Matters

Trading Market

The Company's common stock is listed for trading on the AMEX under the symbol GML. The following table sets forth, for the periods indicated, its high and low sales prices as reported on the AMEX.

	Market Prices
	High	Low
2002:

First quarter	$.31	$.18
Second quarter	1.25	.20
Third quarter	.98	.40
Fourth quarter	1.75	.25

2003:

First quarter	$1.75	$.70
Second quarter	1.09	.70
Third quarter	1.00	.72
Fourth quarter	1.45	.72

2004:

First quarter	$1.24	$.85
Second quarter	1.09	.90
Third quarter	.95	.45
Fourth quarter	.80	.36

Security Holders

As of March 20, 2005, there were approximately 800 holders of record.

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

Compliance with AMEX Listing Requirements

The Company is currently not in compliance with AMEX listing requirements as of December 31, 2004.

Registration Statement.

On December 31, 2002, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission covering 64,300,000 shares of common stock. Of the Shares covered by the Prospectus, 31,550,000 were issued by the Company in the Equity Infusion, 29,750,000 were issued by the Company as part of the consideration on the acquisition of Magic Lantern and up to 3,000,000 may be issued under an earn out arrangement for this acquisition. See "Equity Infusion" and "Magic Lantern Acquisition."

Recent Sales of Unregistered Securities

On February 9, 2005, the Company entered into a Consulting Agreement with National Financial Communications Corp. ("NFC").  In consideration for NFC's commitment to provide services in accordance with the terms of that agreement, the Company issued NFC a common stock purchase warrant to purchase 750,000 shares of Common Stock, which warrant vests upon the achievement of certain performance milestones.  The exercise price of the warrant issued to NFC is calculated based upon the timing of the acceptance of individual Statements of Work by the Marketing Committee of the Company's Board of Directors.  The Company agreed to reserve 750,000 shares of Common Stock for issuance pursuant to the warrant, which Common Stock had previously been registered for resale pursuant to a registration statement on Form S-3/A (File No. 333-116147).

The warrant was issued to NFC in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

On January 4, 2005, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Nite Capital, L.P., providing for, among other things, the unregistered sale, through a private placement, of 1,000,000 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock") at a price of $0.30 per share, and a common stock purchase warrant to purchase an additional 500,000 shares of Common Stock exercisable at a price of $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005.  The Company also entered into a Registration Rights Agreement.

In connection with the private placement, the Company was obliged to pay a cash fee to the placement agent, First Montauk Securities Corp. ("First Montauk"), for its services on its behalf.  In addition, the Company issued First Montauk and its assignees, common stock purchase warrants to purchase an aggregate of 100,000 shares of Common Stock, exercisable at $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005.

The Shares and the common stock purchase warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

On December 30, 2004, the Company, through the private placement of equity securities, consummated the unregistered sale of 800,000 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock"), and common stock purchase warrants to purchase an additional 800,000 shares of Common Stock (the "Warrants") to certain accredited investors.  The Shares and the Warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Regulation D promulgated under the Securities Act.

As a result of the transactions, three term promissory note holders of the Company converted an aggregate of $200,000.00 of principal into 800,000 shares of Common Stock at a rate of $0.25 per share and received three-year Warrants to purchase 800,000 shares of Common Stock at an exercise price of $0.40 per share.

During December, 2004, the Company, through the private placement of equity securities, consummated the unregistered sale of 4,010,649 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock"), and common stock purchase warrants to purchase an additional 4,010, 649 shares of Common Stock (the "Warrants") to certain accredited investors.  The Shares and the Warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Regulation D promulgated under the Securities Act.

As a result of the transactions, two term promissory note holders of the Company converted an aggregate of $750,000 of principal and $2,662 of accrued interest into 3,010,649 shares of Common Stock at a rate of $0.25 per share and received three year Warrants to purchase 3,010,649 shares of Common Stock at an exercise price of $0.40 per share.  In addition, the Company issued 1,000,000 Shares to an additional investor at a price of $0.25 per share, for gross proceeds of $250,000, along with three year Warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.40 per share.

The Company has received net proceeds of approximately $1.2 million USD from two new investors to strengthen its balance sheet and restructure certain debt obligations.

The Company will use the proceeds to prepay and restructure a significant portion of its current convertible debt and for working capital needs. The Company and Laurus Master Funds, Ltd. have reached an agreement whereby the Company will use a portion of the net proceeds from the new investors to pay approximately $800,000 of existing debt, accrued interest and prepayment premium in exchange for the removal of certain required approvals and offering restrictions in their entirety from the terms of their original financing agreement dated April 28, 2004.

On May 3, 2004, Magic Lantern Group, Inc. (the "Company") closed the private placement of a $1,500,000 principal secured convertible three-year term note (the "Note") with the Laurus Master Fund, Ltd. ("Laurus Funds") in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D promulgated under the Act. The Note bears interest at the prime rate, as reported in the Wall Street Journal, plus 2% (which under no circumstances will be considered to fall below 6% on a combined basis), with interest and amortizing payments of principal commencing August 1, 2004. The interest payable on the note is adjustable downward by 2% if the Company shall have registered shares of Laurus Funds' stock underlying the Note on a registration statement declared effective by the Securities and Exchange Commission, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25. The interest payment will be adjusted downward by 1% in the event the Company has not registered shares of Laurus Funds' stock underlying the Note, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25.

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

Common shares issuable to Laurus Funds subject to Note conversion and issuable upon exercise of the warrant were registered for resale with the Securities and Exchange Commission pursuant to the terms of the registration rights agreement.

Payment of all principal and interest under the note, as well as performance of the obligations of the Company and its subsidiaries, under all of the ancillary agreements entered into by the Company and its subsidiaries in connection with the sale of the note and warrant, are secured by a security interest in favor of Laurus Funds in all of the assets of both the Company and its subsidiaries.

The Company paid a closing fee equal to $58,500 to the manager of Laurus Funds and paid $29,500 as reimbursement for the investor's legal and due diligence expenses

During the year Laurus Master Funds converted a portion of the Note totaling $250,000 plus accrued interest to common stock. The Company issued 1,124,211 shares of its common stock to Laurus Funds for this conversion of debt and interest. The portions of the Note were converted to common stock of the Company at the option of the note holder. The number of shares issued in the third quarter and fourth quarter were 428,942 and 695,269 common shares respectively, at a fixed conversion price of $0.25.

In January 2005, an additional $6,193 payable under the Note was converted to common stock of the Company at the option of the note holder. The Company issued 24,770 shares of its common stock at a fixed conversion  of $0.25 to satisfy its January conversion.

In April 2005, an additional $18,750 payable under the Note was converted to common stock of the Company at the option of the note holder. The Company issued 75,000 shares of its common stock at a fixed conversion  of $0.25 to satisfy its April conversion.

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

[ remainder of page left intentionally blank]

Item 6. Selected Financial Data

The following table presents selected financial data of Magic Lantern Group, Inc. at and for the year ended December 31 in each of the five years through 2004. The selected financial data presented below has been derived from the Company's audited financial statements. For each of the three years through December 31, 2004, the following financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Financial Statements of the Company and related Notes included elsewhere in this Report.

(In thousands, except per share amounts)

	2004	2003	2002	2001	2000
Income Statement Data:
Net revenue	$ 2,762	$ 2,871	$ 386	$ 2,855	$ 9,891
Cost of sales	899	1,209	188	3,068	8,158
Gross profit (loss)	1,863	1,662	198	(213)	1,733
Commission and other income	---	25	---	10	18
	1,863	1,687	198	(203)	1,751
Selling, general and administrative expenses	4,998	3,865	1,056	1,195	2,638
Gain on lease cancellation	---	---	---	---	---
Depreciation and amortization	1,310	814	136	209	---
Compensation adjustment from options	(740)	(1,091)	2,239	---	---
Impairment of goodwill	3,000	---	---	1,293	---
Impairment of trademark	---	---	181	---	---
Loss (gain) on sale of securities	---	---	---	11	(11)
Gain on settlement of litigation	---	---	(526)	(116)	---
Operating income (loss)	(6,705)	(1,901)	(2,888)	(2,795)	(876)
Royalty income	---	---	90	60	100
Interest expense, net	9,194	354	43	209	497
Income (loss) before income taxes	(15,899)	(2,255)	(2,841)	(2,944)	(1,273)
Income taxes	---	---	---	33	7
Net income (loss)	$ (15,899)	$ (2,255)	$ (2,841)	$ (2,977)	$ (1,280)
Net income (loss) per common share: Basic and fully diluted	$ (.24)	$ (.03)	$ (.09)	$ (.72)	$ (.31)

Weighted average common shares outstanding, basic and diluted	67,298	66,483	31,561	4,127	4,124

	2004	2003	2002	2001	2000
Summary Balance Sheet Data:
Total assets	$ 8,124	$ 12,653	$ 13,962	$ 492	$ 5,697
Working capital (deficit)	(6,030)	(2,092)	(179)	(1,073)	69
Due to factor	---	---	---	514	2,636
Notes payable	1,358	572	---	403	0
Long term debt, excluding current portion	216	2,012	3,032	---	---
Shareholders' equity (deficit)	1,111	7,357	9,259	(865)	2,067

[ remainder of page left intentionally blank]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

                Founded in 1975, Magic Lantern Group, Inc (hereinafter "Magic Lantern") is a Canadian distributor of educational and learning content in video and other electronic formats (collectively, the "Education and Distribution" segment). Magic Lantern has primarily exclusive distribution rights to over 300 film producers representing over 12,000 titles, and its customers include 9,000 out of 12,000 English speaking schools in Canada. Its library includes content from numerous producers, including: Disney Educational Productions, Annenberg / CPB and CTV Television. Tutorbuddy Inc., a 100% owned subsidiary of Magic Lantern, is an Internet-enabled provider of content and related educational services on demand to students, teachers and parents. Sonoptic Technologies Inc., a 75% owned subsidiary of Magic Lantern, provides digital video encoding service s and has developed proprietary videobase indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to existing content. Magic Lantern is headquartered in Oakville Ontario, near Toronto, Canada with other offices in Saint John, New Brunswick and Vancouver, British Columbia, New York City, and Greater Boston..

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

               On September 25, 2003, the Company launched TutorbuddyTM, a revolutionary, state-of-the-art, e-learning system designed to deliver searchable, curriculum-correlated, digital video programs and learning objects online. TutorbuddyTM, designed for home use by students and parents, immediately received positive reviews from home users and the educational community. Intensive marketing and promotional programs have been implemented to continue to build on the launch's momentum. Similar success has been recently achieved by the Company's institutional product, Magic Lantern InSite. On October 24, 2003, the Company announced that Red Deer Public Schools, the ninth largest school district in the province of Alberta, Canada, agreed to deploy Magic Lantern InSiteTM, the Company's latest e-learning video service for schools. InSite will be distribu ted to nearly 10,000 students enrolled in Red Deer Public's 21 elementary and secondary schools. As broadband infrastructure to schools and homes continues to swell, the Company and its digital products are correctly positioned to meet the demand for quality online educational content. The Company determined that the technical feasibility of the product occurred in September, 2004 and commenced amortization.

                The Company accounted for its acquisition of Magic Lantern under the purchase method. The purchase price for the acquired businesses was allocated among their assets and liabilities as of the closing date. For this purpose, the 29,750,000 shares of the Company's common stock issued to Zi as part of the purchase price for the acquired businesses was valued based on their market price in June 2002 when the terms of the Magic Lantern Transactions were established in a letter of intent between the parties. Based on the market price of $.31 per share for the Company's common stock at that time, the total purchase price and related transactions costs without regard to any adjustments for post-acquisition operating results aggregated approximately $12,363,000, of which approximately $6,868,000 has been allocated to goodwill,  approximately $4,492,000 to intangible a ssets, and approximately $1,128,000 to property and equipment.

 Risks Associated with the Magic Lantern Acquisition

 Magic Lantern has a history of losses and may continue to incur losses from operations after its acquisition by the Company. For its last three fiscal years ending December 31, Magic Lantern incurred net losses aggregating 20.995 million.  See "Liquidity and Capital Resources - Capital Resources." The Company's ability to achieve profitable operations through ownership of Magic Lantern could be adversely affected by a number of business risks, including delays or inefficiencies in the development cycle for Magic Lantern's new products and services, lack of sponsor or consumer acceptance of those products and services, inability to penetrate new geographic markets, competition and changing technology. A discussion of these and other related business risks is included in the Company's proxy statement dated June 1, 2004 for the Magic Lantern Transactions can be found at www./sec.gov/EDGAR.

 Risks Associated with Lancer's Ownership of Company Shares

 The Lancer Group has been a significant shareholder of the Company since the last quarter of 2002. On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer Group management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls  45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's owner ship of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital to actively manage the Lancer portfolio securities.

Stock-Based Compensation.

 Although the Company follows APB Opinion 25, Accounting for Stock Issued to Employees, and has elected to account for options issued under employee stock option plans based on the disclosure only alternative provided in Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), as amended by FAS 148, the disclosure only alternative is not an available accounting method for the Replacement Options. See "Equity Infusion" below. Under FAS 123, the Replacement Options must be valued on a quarterly basis, and the compensation cost must be recognized and adjusted quarterly for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,762,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $1.70 per share for the common stock on December 31, 2002, the Company recorded compensation expense of $2,239,000 for the year then ended, reflecting the difference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. On December 31, 2003, the closing price of the Company's common stock on the AMEX was $.99 per share. The decrease in market price from December 31, 2002 resulted in an income adjustment of $1,091,000 for the year ended December 31, 2003, reversing previously recorded compensation expense, in 2002. On December 31, 2004, the closing price of the Company's common stock on the AMEX was $0.45 per share.  The decrease in the closing price resulted in an income adjustment of $951,000 for the year ended December 31, 2004.  As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing quarterly adjustments based on changes in the market price of the Company's common stock.

[ remainder of page left intentionally blank]

Results of Operations

                Results of operations for the year ended December 31, 2004 and 2003

Seasonality

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

 Sale of Western Dubbing Operations

 On November 28, 2003, the Company completed it previously announced sale of its Western dubbing operations (the "Image Media"), located in Vancouver, British Columbia, to a company controlled by a former employee. Management's decision to sell Image Media was based on the realization that the market for analog duplications services was shrinking and shifting towards digital format, which would have required significant investment in new duplication technologies. Cost of sales as a percentage of net sales was 55% and 53% for 2003 and 2002, respectively. Sales and cost of sales for 2003 were lower than 2002 due in part to the shrinking market for analog duplication services and 11 months of operations in 2003 compared to 12 months operations in 2002. Gross proceeds to the Company from the sale of Image Media were approximately $143,000. Also in connection with the sale of Image Media, the Company closed it office in Vancouver, locating remainin g employees to home office environments. Management is of the opinion that the sale of Image Media and the closure of the Vancouver office will reduce operating costs, while not negatively impacting future results. The Company continues to provide dubbing services at its Oakville, Ontario and Saint John's, New Brunswick offices.

 Years Ended December 31, 2004 and 2003

 Net sales were $2,762,000 for the year ended December 31, 2004, compared to $2,871,000 for 2003. The comparable slight decrease 4% in net sales primarily reflects an elimination of the Company's British Columbia based dubbing operations ("Dubbing West") which were sold in November 2003. Sales gains in other operations did not make up the loss of Dubbing West sales of  $442,000 in the 2003 Period, and the operating costs associated with its operations were eliminated. During the first quarter of 2004, the Company created and staffed an inside telesales unit to directly market to its customers and installed a Customer Relationship Management system to support the inside sales unit. In addition, the Company added a content preview function and an e-commerce module to the www.magiclantern.ca website to allow its customers to select and order product online. The Company continues to build out these sales capabilities to ensure they are up to full strength for the fall back-to-school selling season. During the year ended December 31, 2004 and 2003, all revenues were derived from Education and Distribution.

                Cost of goods sold decreased  to $899,000 in 2004 compared to $1,209,000 in the same period last year, reflecting improved margins realized in the distribution sector versus the Company's lower margin Dubbing West business which it owned during the comparable period of 2003. Cost of goods sold as a percentage of net sales for the 2004 Period was 32% and 42% for the 2003 Period.

                 SG&A expenses of $4,998,000 for 2004 increased by $1,133,000 from $3,865,000 for 2003. Principal SG&A expenses are comprised of professional fees, salaries and benefits, advertising and promotion, costs associated with public company listing, reporting, compliance, occupancy costs and substantial expenses associated with the various financings that took place during the year.

                Interest expense, net of interest income, aggregated $9,194,000 in 2004 compared to $354,000 in 2003, reflecting accrued interest on debt for 2004, as follows: $100,000 pertaining to Zi Corporation's $2 million, 5% note; $5,716,000 relating to the effective interest accrued on promissory notes in connection with the note/warrants issued in the second quarter of 2004, premium paid on early extinguishment of debt and intrinsic value attributed to the convertible beneficial feature of the debt instrument; $3,009,000 relating to the effective interest accrued on promissory notes in connection with the note/warrants issued in the fourth quarter of 2003, premium on extinguishment of debt and value attributed to the warrants as consideration of extinguishment of promissory notes; $39,000 on the Provincial Holdings Ltd. 6.75% note of $623,000 (Can $ 750,000); $220, 000 reflecting a fair value premium on the issuance of shares; $50,000 pertaining to the discount and interest  accrued on the term promissory note issued reflecting the and approximately $27,000 of interest expense incurred on bank financing.

The Company recognized a net non-cash adjustment of $740,000 at December 31, 2004, of which, $951,000 reflects the compensation component of the Replacement Options issued as part of the AOG Transactions in April 2002 and $211,000 reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern on November 7, 2002.

For the comparative period in 2003, a net non-cash adjustment of $1,091,000 at December 31, 2003, of which, $1,251,000 reflects the compensation component of the Replacement Options issued as part of the AOG Transactions in April 2002 and $160,000 reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern.

The charge on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on December 31, 2004.

During the year ended December 31, 2004, the Company recorded an impairment charge of approximately $3,000,000 on the goodwill as it was deemed by management and testing to be impaired. The remaining balance of goodwill on the balance sheet is $2,830,000.

                                The Company realized net loss of $15,899,000 or $.24 per share based on 67.3 million average shares outstanding for 2004, compared to a net loss of $2,255,000 or $.03 per share recognized in 2003 based on approximately 66.5 million average shares outstanding. Total shares outstanding as at December 31, 2004 and 2003 were 73,299,000 and 66,797,000, respectively. The operating loss for the year ended December 31, 2004 was $6,705,000 compared to $1,901,000 for 2003..

Years Ended December 31, 2003 and 2002

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

                Interest expense, net of interest income, aggregated $354,000 in 2003 compared to $43,000 in 2002, reflecting accrued interest on debt for 2003, as follows: $143,000 pertaining to Zi Corporation's $2 million, 5% note; $155,000 relating to the effective interest accrued on promissory notes in connection with the notes/warrants issued in the fourth quarter of 2003; $45,000 on the Provincial Holdings Ltd. 6.75% note of $580,000 (Can $ 750,000); and approximately $20,000 of interest expense incurred on bank financing. The Company recognized a net non-cash adjustment of $1,091,000 at December 31, 2003, of which, $1,251,000 reflects the compensation component of the Replacement Options issued as part of the AOG Transactions in April 2002 and $160,000 reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern on November 7, 2002. F or the comparative period in 2002, a net non-cash charge of $2,239,000, of which, $2,119,000 reflects the compensation component of the Replacement Options and $120,000 reflects the intrinsic value of options issued in connection with the acquisition of Magic Lantern. The charge on the Replacement Options is based on the difference between the aggregate exercise price of the Replacement Options and the market value of the underlying shares on December 31, 2003. See "Business Redirection - Stock-Based Compensation." The Company recorded a gain of $526,000 net of legal expenses recorded in the second quarter of 2002 on settlement of the Company's litigation against the domestic licensee of its Cross Colours trademark. See "Business Redirection - Licensing."

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

Liquidity and Capital Resources

                Liquidity. The Company's cash position decreased to $351,000 at December 31, 2004 compared to $465,000 at December 31, 2003.

As of April 21, 2005 the Company's cash position was $313,000 which, given the Company's debt obligations and accounts payable obligation would provide for continuing operations until June 30, 2005.  The Company has aggressively sought out sources of capital infusion in both private equity and debt infusion.  Management has pursued virtually all possible avenues to raise additional capital and the overwhelming hurdle has been the on-going losses since the Company's inception and its current debt position.  Potential investors have significant interest in the technology offered by the Company's subsidiary, Sonoptic Technologies, Inc. located in New Brunswick and its VideoBase™ indexing and meta-tagging utility.  The Company's core legacy business is of little or no interest to the investment community.  In fact, it is a roadblock to investors looking for leading or cutting edge technology that has potent ially significant upside potential.

Further, the Company has no other sources of liquidity at its disposal.

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

                Execution of Magic Lantern's business plan will require capital resources substantially in excess of the Company's current cash reserves. To access the necessary capital needed, Management pursued strategies with the goal of raising $1 million to $3 million during 2004 in the form of debt and/or equity investments. Furthermore, the Company explored additional cost-cutting measures to bring expenses in line with revenues. On November 2, 2003, in line with cost-cutting measures, the Company entered into a Purchase and Sale Agreement (the "Agreement") to dispose of its dubbing assets located in its Vancouver British Columbia office. Gross proceeds to the Company were approximately $145,000. The Company completed its sale of the dubbing business on November 28, 2003.

                At December 31, 2002, the Company had outstanding notes payable for $176,000 to R. Siskind and Company, Inc., an apparel company owned by Richard Siskind, the President and a director of the Company ("RSC"). The notes evidenced indebtedness to RSC for advances used by the Company primarily for acquired apparel inventory. In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee of its Cross Colours trademark. The Company received an installment of $335,000 at the time of settlement. In accordance with the terms of the agreement for the AOG Transactions (see 10-K, December 31, 2002), the Company applied $328,000 of the settlement proceeds to reduce its obligations under its notes payable to RSC and assigned RSC its rights to the deferred settlement installment in satisfaction of its rema ining obligations under the notes. In January, 2003 the remaining balance of $200,000 was received by RSC and applied to fully offset the notes payable to RSC.

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

                Going concern. The Company's cash position as at April 21, 2005 was approximately $313,000, which at the current rate of operating activity is insufficient to cover operating costs to June 30, 2005. The Company's working capital deficiency at December 31, 2004 was approximately $6,030,000, which has worsened since December 31, 2003.  Historically, the Company has sought financing from its major shareholders and, at present, is in negotiations with multiple potential investors to provide financing in the amount of approximately $1.0 million, which will provide cash to fund its current business plan, including its investment in its digitization program and based on the Company's increasing revenue stream will fund the Company for at least 5 months. Failing shareholder support and a longer-term financing solution, the sources of capital available to the C ompany include reduction of discretionary investments in the digitization program and sales and marketing programs designed to increase revenue over the next twelve months. Specifically, the Company could elect to shut down the operations of TutorbuddyTM and Sonoptic, which on a monthly basis would result in cash savings of approximately $10,000 but would involve expenditures to realize those savings. If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continue as a going concern.

                During 2003, the Company made application to the American Stock Exchange to issue a maximum of six million units. Each unit comprised of one common share at $0.50 per share and a three-year warrant, to purchase an additional common share, at $0.60 per share. As of December 31, 2003, 600,000 units had been subscribed for totaling $300,000, which had been received by the Company. On July 9, 2003, stock certificates representing the 600,000 shares were issued. During the year ended December 31, 2003, the Company received $1,198,000 upon the issuance of promissory notes

                Capital requirements for 2005 also include, in part, the repayment of an approximate $623,000 (CDN $750,000) loan, excluding accrued interest, by Sonoptic to its 25% shareholder, the Minister of Business New Brunswick, (formerly, Provincial Holdings Ltd.), unless extended. The Company is currently in the process of renegotiating the terms of the loan, which was due on September 30, 2003, and has received a no default letter from the Minister of Business New Brunswick, dated October 3, 2003. Although annual extensions of the loan maturity date have been granted in the past there can be no assurance that the loan will be renewed and on terms favorable to the Company.

Off-Balance Sheet Arrangements

 The Company is not party to any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

                The Company and its subsidiaries are parties to various leases related to office facilities and certain other equipment. We are also obligated to make payments related to our long term borrowings (see notes 8 and 12 to the financial statements).

                The minimum commitments under non-cancelable operating leases consisted of the following at December 31, 2004:

(In thousands)

	Office Equipment	Premises	Total
2005	$ 45	$ 189	$ 234
2006	40	190	230
2007	29	190	219
2008	22	124	146
2009 and thereafter	19	47	66
	$ 155	$ 740	$ 895

                The cash flows of principal repayments of long term debt obligations consist of the following at December 31, 2004:

(In thousands)

2005	$ 2,924
2006	145
2007	62
2008	9
2009	--
$ 3,140

The Promissory notes payable are due November and December, 2005 in the amounts of $2,000,000 and $997,000 respectively, unless extended by the note-holders. The  $997,000 note is denominated in Canadian dollars (CAD$1,200,000). Interest will accrete monthly increasing the amount disclosed on the balance sheet of $932,000 to the face value of the debt in the amount of $997,000. Attached to the Notes are 150,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25 for each $1.00 invested. Of the proceeds received, $65,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 183.10%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $913,000, representing a discount to the maturity value of $997,000. This resulted in an effect ive interest rate on the Note payable of 6.89%.

Certain note-holder has agreed to extend matured note payable beyond its maturity date of  December 2004. In consideration, the note will earn 2% per month payable in arrears compounded monthly. The $415,000 note is denominated in Canadian dollars (CAD$500,000).

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

Allowance for doubtful accounts.

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

Goodwill, Intangible Assets and Long Lived Assets

 The Company evaluates the carrying value of its long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company's market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fai r value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company's percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring the Company to write-down or write-off long-lived assets.

During the year the Company had an independent valuator evaluate and advise to the potential impairment of the intangible assets and goodwill under US GAAP. In the opinion of the independent valuator  an impairment loss to intangible assets and goodwill exists, the Company recorded  $20,000 and $3,000,000 respectively for this impairment.

We will continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

Revenue Recognition

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

                In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB Statement No. 123, Accounting for Stock Based Compensation."  This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on operating results of an entity's accounting policy decisions with respect to stock-based employee compensation.  SFAS No. 148 also amends APB 28, "Interim Financial Reporting" to require disclosure about those effects in interim Financial information.  We adopted the disclosure provisions for the year ended December 31, 2002.< /P>

                The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123

.

(In thousands)
	Year Ended December 31,
	2004	2003	2002
Net loss -- as reported	$(15,899)	$(2,255)	$(2,841)
Net loss -- pro forma	(16,244)	(2,422)	(2,919)
Loss per share -- as reported	(.24)	(.03)	(.09)
Loss per share -- pro forma	(.24)	(.04)	(.09)

Forward Looking Statements

                This Report includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including risks of inflation, fluctuations in market demand for the Company's products, changes in future cost of sales, customer and licensee performance risks, trademark valuation intangibles and uncertainties in the availability and cost of capital. Words such as "anticipated," "expect," "intend," "plan" and similar expressions are intended t o identify forward looking statements, all of which are subject to these risks and uncertainties.

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

Exchange Rate Risks

                Magic Lantern pays a number of its content suppliers in U.S. dollars. Therefore, fluctuations in the value of the Canadian dollar against the U.S. dollar affects gross profit as well as net income. If the value of the Canadian dollar falls against the U.S. dollar, cost of sales will increase, reducing gross profit and net income. Conversely, if the value of the Canadian dollar rises against the U.S. dollar, gross profit and net income will increase. Based on its average annual net currency positions in 2004 and 2003, a 10% adverse change in average annual foreign currency exchange rates would not have been material to results reported in the consolidated financial statements for those periods. To date, we have not sought to hedge risks associated with fluctuations in exchange rates and therefore we continue to be subject to such risks. In the future, we may undert ake such transactions. However, any hedging techniques implemented in such regard might not be successful in eliminating or reducing the effects of currency fluctuations.

Interest Rate Risks

                Magic Lantern had various loans outstanding at December 31, 2004, excluding the Promissory notes payable (see - Contractual Obligations and Commercial Commitments), with an aggregate principal amount of approximately $2,646,000. Of this indebtedness, loans in the aggregate outstanding principal amount of $2,000,000 and $628,000 were interest bearing at a fixed rate of 5.00 % and 6.75% per annum, respectively. The Company did not use any derivative financial investments to manage its interest rate exposure.

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

 The financial statements of the Company are hereby attached to this document beginning on page F-1.

Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

 Not applicable.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of our management, including Robert A. Goddard our Chief Executive Officer and Ron Carlucci, Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

                Richard Siskind - Director, 58, joined the Company as President, Chief Executive Officer and director in May 1998 and served as President and Chief Executive Officer until the completion of the Company's acquisition of Magic Lantern. He has been in the apparel business for over 30 years, serving in a variety of roles and positions. By 1977, Mr. Siskind had assumed the position of president of David Small Industries, Inc. In 1982, he co-founded Apparel Exchange, Inc., an affiliated company. Both companies sold off-price men's, women's and children's apparel and reached sales aggregating over $100 million by 1989. Mr. Siskind sold both companies in 1989. In 1991, he founded R. Siskind & Co. He is a director, sole shareholder and chief executive officer of R. Siskind & Co., which is in the business of purchasing top brand name men's and women's apparel and accessories, and redistributing it to a global clientele of upscale off-price retailers.

                Michael R. Mackenzie -Director , 48, has served as a director of the Company since November 2002, having also joined the Board in connection with Lantern Transactions. Mr. MacKenzie has been the Director General and Managing Partner of Champagne Jacquesson & Fils, Dizy since 1998. He. was the Director of Jefferies Pacific Limited, Hong Kong, from 1994 to 1997 and is the Chairman of Mayfair Cellars Group, London and of Tasmanian Vineyards Pty. Mr. MacKenzie has served as director of three of Zi Corporation's Bermuda subsidiaries since July 2000 and as a Director of The Lindsell Train Investment Trust PLC since 2000. Mr. MacKenzie has served as a director of Zi Corporation since June 2001.

                               Richard Geist - Director, 61, has served on the Board since 2002. He is President of The Institute of Psychology and Investing, a management consulting firm he joined in 1994. He also publishes a micro-cap market newsletter, Richard Geist's Strategic Investing, and writes independent research reports for small and emerging companies. Dr. Geist serves as a Clinical Instructor in the Department of Psychiatry (Psychology) at Harvard Medical School and as a member of the Faculty of the Massachusetts Institute for Psychoanalysis. He is also a member of David Dreman's Institute of Psychology and Markets and Associate Editor of the Journal of Behavioral Finance. Dr. Geist received his undergraduate degree and Doctorate in Psychology from Harvard University.

                Stephen Encarnacao - Director, 56, has served as a director of the Company since January 2003. Mr. Encarnacao is currently the Chief Marketing Officer of BrainShift Inc. His extensive background in brand and executive management in such well-known consumer products companies as H. J. Heinz, Synectics, Reebok International, Puma and Converse spans over three decades. He is a director and private investor in AirCardio Labs Inc, Blackburne Advanced Racquet Systems, Brand Leaders International.Ltd, Brainshift Inc. and Secure Enterprise Technology.

                Tammy Wentzel - Director,  41, has served as a director since 2003. Ms. Wentzel has been a certified public accountant and has worked in such capacity at Denman & Co. LLP, Certified Public Accountants since 1983. Ms. Wentzel's practice focuses on accounting for companies in a variety of sectors based on generally accepted accounting principles (GAAP) and auditing based on generally accepted accounting standards (GAAS). Particularly, she is experienced in business tax matters and financial statement preparation. Ms. Wentzel has an Associate of Arts Degree in Accounting from AIB College of Business and is a member of the American Institute of Certified Public Accountants and The Iowa Society of Certified Public Accountants.

Steven Fay C.P.A, - Director, 40, joined the Board as a director in 2005.  Mr Fay is a Certified Public Accountant who brings to the Company almost 20 years of financial consulting and strategic planning experience. Mr. Fay earned his BBA degree from the University of Notre Dame, a law degree from Suffolk University School of Law, and an LL. M. degree from the Boston University School of Law. A practicing CPA since 1987, he founded and has been Managing Partner of Fay & Associates, P. C., an accounting and consulting firm based in Quincy, Massachusetts. He is a member and past Chairman of the Personnel Board for the Town of Braintree, Massachusetts. A recognized financial expert, Mr. Fay brings a wealth of management savvy and strategic vision to Magic Lantern.

H. Donald Hyde C.A – Director, 53, joined the Board as a director in 2004.  Mr. Hyde C.A., has been a director for Zi Corporation since 2003. Donald brings auditing, accounting and tax expertise to Zi's board of directors. He is currently Chairman of the Audit Committee and also serves on the Compensation Committee. Donald received his Bachelor of Commerce degree from Carleton University in Ottawa in 1976. Upon graduation, Donald articled with Deloitte & Touche Canada and obtained his Chartered Accounting designation in 1979. From 1980 to 1990, Donald was the Vice President of Finance and Administration for an international oil and gas drilling and service company. In 1991, Donald acquired an existing public accounting practice in Calgary and has been operating as a sole practitioner specializing in the areas of auditing, accounting, taxation and financial consulting.

Robert A. Goddard - President & CEO, 53 joined the Company in his present position in 2003. Prior to joining the Company, Mr. Goddard was employed with LocatePLUS Holdings Corporation as CFO and Treasurer where he re-staged a private company to bringing out the only IPO in the New England high tech corridor in 2002. From 1997 to 1999, Mr. Goddard was employed by Wang Healthcare Information Systems (which was spun out from Wang Global) and has held CFO positions with technology companies from 1991-1997. Mr. Goddard was granted a full academic scholarship and holds a BS/BA from Northeastern University and graduated from the Corporate Financial Management Program at the Harvard Business School.

Greg Abrams - President, Sonoptic Technologies, Inc. 46 Greg worked for more than 20 years in Television broadcast production and subsequently as an independent national TV producer, director and composer. This solid background in traditional media production and delivery provides a strategic advantage in content production and development for new media and broadband video delivery. Mr. Abrams has been with Sonoptic Technologies since its inception in 1995. Greg is a member of the Society of Composers, Authors and Music Publishers of Canada (SOCAN), Canadian Guild of Film Composers (CGFC) and The Society of Motion Picture and Television Engineers (SMPTE).

Jeff Lorenz - Executive Vice President, Sales & Marketing, 34 is an accomplished leader who brings to Magic Lantern an extensive background in Sales & Marketing. Jeff's experience spans industries such as Hospitality, Business Automation, Internet & E-Commerce, ASP, Telecommunications and Wireless Application Technology. For more than a decade, Jeff has worked in the technology sector developing Sales Process', Sales Channels, and Sales Professionals. Jeff spent the last year with Nextair Corporation building the Canadian Distribution Channel and prior to that, spent over five years at Allstream, AT&T Canada and Netcom Canada where he held various leadership roles in Sales and Consulting.

Ronald Carlucci – Chief Financial Officer, 48 is an accomplished financial executive with significant expertise in leading small to medium size companies in both a finance and operational roles.  Prior to joining the Company Ron was a controller for growth-oriented companies in the manufacturing, construction and legal sector.

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

                During the year changes were made to the board of directors and executive officers of the company. On November 8, 2004 the board of directors elected H. Donald Hyde to the board. On December  2, 2004 the board accepted the voluntary resignation of Michael E. Lobsinger.   Effective January 21, 2005 the number of members of the Registrant's Board of Directors was increased to nine and Mr. Stephen Fay was elected to fill one of the vacancies created.

 The executive officers of the Company, their ages, their positions and offices with the Company, and the year each assumed their office with the Company are as follows:

Name	Age	Position	Officer of Magic Lantern Group, Inc. Since
Robert A. Goddard	53	President and Chief Executive Officer	2003
George Wright*	71	EVP and Chief Technology Officer	2002
Ronald Carlucci	48	CFO & Treasurer	2004
Jeffrey lorenz	34	EVP – Global Sales & Marketing	2004
Richard Siskind	58	Director	1998
Richard Geist	61	Director	2002
Howard Balloch*	53	Director	2002
Michael R. Mackenzie	48	Director	2002
Stephen Encarnacao	56	Director	2003
Tammy Wentzel	41	Director	2003
H. Donald Hyde	53	Director	2004
Steve Fay	40	Director	2005

* see reports on Form 8-k

Item 11. Executive Compensation

 The information contained under the caption "Executive Compensation" and "Summary Compensation Table" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

Compensation of Named Executive Officers

                The following table sets forth the total remuneration paid during the last three years to the chief executive officer and the Company's only other executive officer.

Summary Compensation Table
		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other(1)	Long Term Compensation Option/SAR Awards (#)	All Other Compensation
Robert A. Goddard(2), (8) President & Chief Executive Officer	2003 2004	$80,000 $150,000	---	---	1,000,000(3)	---
George Wright Executive Vice-President and Chief Technology Officer	2003 2004	$95,820(4) $118,000	.	.	400,000	.
Ron Carlucci Chief Financial Officer	2004	$77,000
Dale Kearns (6) Acting Chief Financial Officer	2003	$32,500	.	.	75,000	.
Harvey Gordon (7) President and Chief Financial Officer	2003	$79,850(9)	---	---	--	---
(1) Perquisites and other benefits did not exceed 10% of any named officer's total annual salary.
(2) On July 31, 2003 Mr. Goddard was appointed Interim Chief Executive Officer and Acting Chief Financial Officer, and on November 3, 2003 was named Chief Executive Officer.

(3) 125,000 options vested November 3, 2003. 250,000 options will vest November 3, 2004, and 125,000 will vest May 3, 2006. An additional, 500,000 options have been issued and will vest upon certain performance related milestones set forth under the terms of the Company's Incentive Option Plan- All options awarded to Mr. Goddard carry an exercise price of $0.75. 250,000 options have been issued under the Company's 2002 Option Plan. 150,000 Options have been issued under the Company's Incentive Plan.

(4) Represents salary of CDN$125,000 reported in US dollars at an exchange rate of 1.3612 as reported by the Federal Reserve Bank of New York on April 23, 2004. Of the reported salary CDN$25,000 is paid as consulting fees to an entity controlled by Mr. Wright.

(6) Mr. Kearns acted as Acting Chief Financial Officer from January 1, 2003 through June 9, 2003. In connection with his position he was awarded options exercisable at $0.75.

(7) Mr. Gordon served as President and Chief Executive Officer from November 7, 2002 until July 31, 2003. From July 31, 2003 until October 30, 2003 Mr. Gordon was employed by the Company as consultant.

(8) As of April 8, 2005 Mr. Goddard took a voluntary 20% wage deferral for an indefinite time period.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed within 120 days of the end of our fiscal year is incorporated herein by reference.

COMMON STOCK OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

                The following table shows the amount of common stock beneficially owned as of April 15, 2004 by (1) each person who we know owns beneficially more than 5% of the common stock, (2) each director of the Company, (3) each named executive officer and (4) the directors and named executive officers as a group.

5% Shareholders	Address of 5% Beneficial Owners	Common Stock Beneficially Owned(1)	Percentage of Class(1)
Zi Corporation	Suite 2100, 840 7th Avenue SW, Calgary, Alberta, T2P 3G2	29,750,000	40.8%
Marty Steinberg(2)	1111 Brickell Avenue,Suite 2500, Miami, Florida 33131	30,166,400	41.3%
Named Executive Officers and Directors
Robert A. Goddard(3)		375,000	0
George Wright		250,000	0
Richard Geist(4)		250,000	Less than 1%
Howard Balloch(5)		250,000	Less than 1%
Michael R. MacKenzie(5)		250,000	Less than 1%
Stephen Encarnacao(5)		350,000	Less than 1%
Richard Siskind(6)		3,400,000	4.7%
All named executive officers and directors as a group (10 persons)		2,930,000	4.0%

Item 13. Certain Relationships and Related Transactions

                The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed within 30 days of the Company's annual general meeting to be held in June, 2005.

______________________
1 Mr. Siskind served as President and Chief Executive Officer following the company's transactions with AOG until the company's completion of its transaction with Magic Lantern.  Mr. Siskind currently acts as a director of the Company.

                On September 5, 2003 the Company issued a promissory note in the amount of CDN$500,000, along with detachable warrants providing for the purchase of up to 500,000 shares of common stock of the Company at an exercise price of $0.25, in consideration for CDN$500,000. The note and warrants were issued to Quarry Bay, Inc., an entity controlled by Michael Lobsinger, a director of the Company and the Chairman and a director of Zi Corporation, which holds 44.6% of the outstanding stock of the Company. The board reviewed the terms of the promissory note and warrants and believes that such terms were at least as favorable as could have been obtained by the Company from third parties.

                On February 1, 2004 the Company engaged Dr. Richard Geist, a director of the Company, as consultant to aid the Company in identifying and executing certain financing transactions. Dr. Geist receives $8,000 per month and the agreement was renewed on July 1, 2004 for a period of one (1) year  and is terminable upon 90 days written notice.

                On April 15, 2004 the Company executed a demand promissory note in the amount of $50,000 with Zi Corporation at a rate of twelve percentage points (12%) per annum. Management believes that such terms are at least as favorable as those which could be obtained by the Company from unrelated third parties.  The demand note was subsequently paid off during that same month.

                It is the Company's policy to structure any transactions with related parties only on terms that are no less favorable to the Company than could be obtained on an arm's length basis from unrelated parties.

Item 14. Principal Accountant Fees and Services

The information contained under the caption "Appointment Of Independent Auditors" in the Company's definitive Proxy Statement to be filed within 30 days of the Company's annual general meeting to be held in June, 2005.

Fees Incurred for Services of Auditors

                The following table sets forth the fees paid or accrued by the Company for professional services rendered by Schwartz, Levitsky and Feldman LLP for year ended December 31, 2004 and Mahoney Cohen & Company CPA, P.C. for the years ended December 31, 2003 and December 31, 2002:

Fee Category	2004	2003	2002

Audit Fees	58,000	$98,206	$68,161
Audit-Related Fees	--	33,849	--
Tax Fees	--	14,660	11,886
All Other Fees	--	0	81,483

Total Fees	58,000	$146,715	$161,530

                Audit Fees were for professional services rendered for the audit of the Company's consolidated annual financial statements and review of its consolidated financial statements included in quarterly reports and services that are normally provided by Schwartz Levitsky Feldman llp and Mahoney Cohen & Company in connection with statutory and regulatory filing or engagements.

Audit-Related Fees in 2003 were for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services consisted primarily of accounting consultations related to an acquisition of technology assets.

                Tax Fees were for professional services for federal, state and international tax compliance, tax advice and tax planning.

                All Other Fees were for services other than the services reported above. In 2003 and 2002, these services consisted primarily of assistance in connection with the acquisition of Magic Lantern Communications.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules:

        (1) Financial Statements: The financial statements listed in the Index under Item 8 are included at the end of this Report.

        (2) Schedules: Schedule II

        (3) Exhibits:

Exhibit Number	Exhibit

2.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	By-Laws of the Company

4.1*	Form of Stock Certificate

10.1*	1987 Incentive Stock Option Plan

10.2	1998 Incentive Stock Option Plan

10.3	1998 Nonqualified Stock Option Plan-A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.4	1998 Nonqualified Stock Option Plan-B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.5	Magic Lantern 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).

10.6	Magic Lantern Amended and Restated 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A filed on October 24, 2003).

10.7	Asset Purchase Agreement, dated November 2, 2003, by and between Brett Robinson and Magic Lantern Group, Inc.

10.8	Promissory Note Issued August 24, 2003.

14.1	Code of Ethics

23.1	Consent of Auditor

31.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).

(b) Reports on Form 8-K:

•	Current Report on Form 8-K dated May 3, 2004 regarding the Company's private placement of a $1,500,000 principal secured convertible three-year term note to Laurus Master Funds Ltd.

•	Current Report on Form 8-K dated November 8, 2004 regarding the election of H. Donald Hyde as a new director of the Company

•	Current Report on Form 8-K dated December 1, 2004 regarding the voluntary resignation of Michael E. Lobsinger as a director of the Company

•

Current Report on Form 8-K dated December 14, 2004 announcing the prepayment of principal debt to Laurus Master Funds Ltd. and agreed to amend the Securities Purchase Agreement as consideration for the Company's partial redemption of that certain Convertible Promissory Note of the Company dated April 28, 2004.

•

Current Report on Form 8-K dated December 10, 2004 regarding the unregistered sale of common stock and common stock purchase warrants to certain accredited investors as consideration two term promissory note holders of the Company converted an aggregate of $750,000.00 of principal and $2,662.23 of accrued interest into 3,010,649 shares of Common Stock at a rate of $0.25 per share and received three year Warrants to purchase 3,010,649 shares of Common Stock at an exercise price of $0.40 per share.  In addition, the Company issued 1,000,000 Shares to an additional investor at a price of $0.25 per share, for gross proceeds of $250,000.00, along with three year Warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.40 per share

•

Current Report on Form 8-K dated December 30, 2004 regarding the unregistered sale of common stock and common stock purchase warrants to certain accredited investors as consideration three term promissory note holders of the Company converted an aggregate of $200,000.00 of principal into 800,000 shares of Common Stock at a rate of $0.25 per share and received three year Warrants to purchase 800,000 shares of Common Stock at an exercise price of $0.40 per share

•

Current Report on Form 8-K dated January 4, 2005 regarding the unregistered sale of common stock and common stock purchase warrants to Nite Capital, L.P., providing for 1,000,000 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock") at a price of $0.30 per share, and a common stock purchase warrant to purchase an additional 500,000 shares of Common Stock exercisable at a price of $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005.  The Company also entered into a Registration Rights Agreement.

In connection with the private placement, the Company was obliged to pay a cash fee to the placement agent, First Montauk Securities Corp. ("First Montauk"), for its services on its behalf.  In addition, the Company issued First Montauk and its assignees, common stock purchase warrants to purchase an aggregate of 100,000 shares of Common Stock, exercisable at $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005.

•	Current Report on Form 8-K dated January 18, 2005 regarding changes in Company's Certifying Accountant

•	Current Report on Form 8-K dated January 21, 2005 regarding the election of Steve Fay as a new director of the Company and increasing the number of members of the Company's Board of Directors to nine.

•

Current Report on Form 8-K dated February 9, 2005 regarding entry into material Definitive Agreement with national Financial Communications Corp. (NFC) and the unregistered Sales of Equity Securities as consideration for NFC to provide services in accordance with the terms of that agreement.

•

Current Report on Form 8-K dated March 1, 2005 regarding changes in Company's Certifying Accountant announcing the Company engaged Schwartz Levitsky Feldman LLP, as its independent auditor to audit the Company's financial statements for the fiscal year ended December 31, 2004.

•

Current Report on Form 8-k dated April 6, 2005 regarding departure of Directors or Executive Officers and appointment of Principal Officers issued a press release announcing the voluntary resignation of our Chief Technology Officer and Executive Vice President, Mr. George Wright, effective March 31, 2005.

•

Current Report on Form 8-k dated April 14, 2005 regarding departure of Directors or Executive Officers and appointment of Principal Officers issued a press release announcing the voluntary resignation of Howard R. Balloch from the position of Chairman of our Board of Directors. Mr. Stephen Encarnacao, one of our independent directors, was elected Interim Chairman of the Board and will serve in that capacity until our next annual meeting of stockholders.

[remainder of page left intentionally blank]

Magic Lantern Group, Inc.
(formerly, JKC Group, Inc. and State II Apparel Corp)

CONSOLIDATED FINANCIAL STATEMENTS

Together with Report of Independent Registered Public Accounting Firm

December 31, 2004 and 2003

Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firm, 2004	i

Report of Independent Registered Public Accounting Firm, 2003	ii

Consolidated Balance Sheets - December 31, 2004 and 2003	F-1

Consolidated Statements of Operations - For the years ended December 31, 2004, 2003 and 2002	F-2

Consolidated Statements of Comprehensive Loss - For the years ended December 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Shareholders' Equity (Deficit) - For the years ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Cash Flows - For the years ended December 31, 2004, 2003 and 2002	F-5

Notes to Consolidated Financial Statements	F-6 through F-24

Schedule I - Valuation and Qualifying Accounts	F-25

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Magic Lantern Group, Inc.

We have audited the accompanying consolidated balance sheet of Magic Lantern Group, Inc. as at December 31, 2004 and the related consolidated statement of operations, cash flows and stockholders' deficiency for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magic Lantern Group, Inc. as at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses, has a working capital deficiency and lacks long-term financing.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also disclosed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of Magic Lantern Group, Inc. as at December 31, 2003 and for the years ended December 31, 2003 and 2002 were audited by other auditors whose report dated February 27, 2004 included an explanatory paragraph that there was substantial doubt about the Company's ability to continue as going concern and that those financial statements did not include any adjustments that might result from that uncertainty.

Toronto, Ontario, Canada

March 31, 2005, except for notes 12 & 17

which are as of April 26, 2005

Chartered Accountants

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Magic Lantern Group, Inc.

We have audited the accompanying balance sheet of Magic Lantern Group, Inc. and subsidiaries (formerly, JKC Group, Inc. and Stage II Apparel Corp.) as of December 31, 2003, and the related statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows and the related Schedule II for each of the two years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the a ccounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magic Lantern Group, Inc. and subsidiaries (formerly, JKC Group, Inc. and Stage II Apparel Corp.) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained substantial losses for the years ended December 31, 2003 and 2002, has a working capital deficiency at December 31, 2003 and lacks long-term financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Cohen  & Company CPA, P.C.

MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York

February 27, 2004

New York, New York

February 27, 2004

MAGIC LANTERN GROUP, INC.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents (CAD $307)	$ 351	$ 465
Accounts receivable - trade, net of allowance for doubtful accounts of $67 at December 31, 2004 ($101 - 2003) per Schedule I	281	446
Miscellaneous receivables	--	74
Inventories	65	78
Prepaid expenses and other current assets	70	129
Total current assets	767	1,192

Property and equipment, at cost, less accumulated depreciation (note 6)	589	1,018

Other assets:
Intangible assets, net of accumulated amortization of $1,575 at December 31, 2004 ($690 - 2003) (note 7)	3,907	4,581
Goodwill	2,830	5,830
Security deposit and other assets	31	32
TOTAL ASSETS	$8,124	$12,653

LIABILITIES:
Current liabilities:
Bank indebtedness	$131	$104
Current portion of long-term debt	2,924	759
Promissory Notes payable (note 14)	1,358	572
Accounts payable - trade	1,095	786
Accrued liabilities	1,026	786
Producer royalty accruals	263	277
Total current liabilities	6,797	3,284

Long-term liabilities:
Long-term debt, net of current portion (note 8)	9	12
Convertible term note payable (note 8)	207	--
Note payable, including accrued interest (note 8)	--	2,000
Total long-term liabilities	216	2,012
TOTAL LIABILITIES	7,013	5,296

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized; none issued and outstanding	--	--
Common stock, $.01 par value, 100,000 shares authorized at December 31, 2004 and 2003; 73,299 shares issued and outstanding at December 31, 2004 and
66,797 shares issued and outstanding at December 31, 2003	733	668
Additional paid-in capital	29,457	20,021
Deferred compensation	(140)	(351)
Accumulated deficit	(29,232)	(13,333)
	818	7,005
Accumulated other comprehensive income	293	352
TOTAL SHAREHOLDERS' EQUITY	1,111	7,357

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,124	$12,653

See accompanying Notes to Consolidated Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net revenue	$2,762	$2,871	$ 386
Cost of sales	899	1,209	188
Gross profit	1,863	1,662	198
Commission and other income	--	25	--
	1,863	1,687	198
Selling, general and administrative expenses	4,998	3,865	1,056
Compensation adjustment for options	(740)	(1,091)	2,239
Impairment of goodwill	3,000	--	--
Impairment of trademark	--	--	181
Depreciation and amortization	1,310	814	136
Gain on settlement of litigation	--	--	(526)
Total expenses	8,568	3,588	3,086
Operating loss	(6,705)	(1,901)	(2,888)

Other income (expenses):
Royalty income	--	--	90
Interest expense	(9,194)	(354)	(43)
Loss before income taxes	(15,899)	(2,255)	(2,841)
Income taxes (note 11)	--	--	--
Net loss	$ (15,899)	$ (2,255)	$ (2,841)
Basic and diluted net loss per common share:	(.24)	(.03)	$ (.09)
Weighted average common shares outstanding:
Basic	67,298	66,483	31,561
Fully diluted	67,298	66,483	31,561

See accompanying Notes to Consolidated Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

		Year Ended December 31,
	2004	2003	2002
Net loss	$ (15,899)	$ (2,255)	$ (2,841)
Other comprehensive income (loss):
Foreign currency translation adjustment	(59)	395	(43)

	(59)	395	(43)
Comprehensive loss	$ (15,958)	$ (1,860)	$ (2,884)

See accompanying Notes to Consolidated Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY(DEFICIT)

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Treasury Treas. Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity (Deficit)
	Shares	Amount

Balance at December 31, 2001	5,016	50	7,366	--	(6,402)	(1,879)	--	(865)

Issuance of common stock	31,211	312	1,144	--	(1,835)	1,879		1,500
Exercise of stock options	170	2	44	--				46
Common stock issued in connection with the acquisition of MagicVision Media Inc.	29,750	297	8,926	--				9,223
Re-priced options			2,114					2,114
Options issued			1,086	(966)				120
Revaluation of options			5					5
Foreign currency translation adjustment							(43)	(43)
Net loss	--	--	--	--	(2,841)	--	--	(2,841)

Balance at December 31, 2002	66,147	661	20,685	(966)	(11,078)	--	(43)	9,259
Issuance of shares, net of issue costs of approximately $40	600	6	254	--				260
Exercise of stock options	50	1	13	--				14
Warrants, in connection with notes payable			763					763
Warrants, in connection with services			11					11
Compensation adjustment for replacement options			(1,251)					(1,251)
Amortization of deferred compensation, net of cancellations				161				161
Cancellation of options			(454)	454				--
Foreign currency translation adjustment							395	395
Net loss	--	--	--	--	(2,255)	--	--	(2,255)

Balance at December 31, 2003	66,797	$668	$20,021	$(351)	$(13,333)	$ --	$352	$7,357
Issuance of shares, Compensation for professional services provided	500	5	470					475
Warrants, in connection with professional services			146					146
Exercise of warrants in connection with professional services	67	1	16					17
Intrinsic value of beneficial conversion feature of Convertible debt security			4,917					4,917
Exercise of debt conversion	1,124	11	282					293
Warrants in connection with notes payable			1,219					1,219
Issuance of shares	1,000	10	460					470

Issuance of shares as consideration for extinguishment of notes payable - debt	3,811	38	1,632					1,670
Warrants in connection with consideration for extinguishment of notes payable - debt			1,245					1,245
Compensation adjustment from replacement options			(951)					(951)
Amortization of deferred compensation, net of cancellations				211				211
Foreign currency translation adjustment							(59)	(59)
Net loss					(15,899)			(15,899)

Balance at December 31, 2004	73,299	733	29,457	(140)	(29,232)	--	293	1,111

See accompanying Notes to Consolidated Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating Activities:
Net loss	$ (15,899)	$ (2,255)	$ (2,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,310	814	136
Impairment of goodwill	3,000	--	--
Accrued interest on promissory note payable	100	--	--
Intrinsic value of beneficial feature on convertible note payable	4,917	--	--
Interest accretion on convertible note payable	639	--	--
Value of warrants as consideration for extinguishment of notes payable	1,963	--	--
Value of warrants as consideration for investment relations services	146	--	--
Interest accretion of warrants on notes payable	926	--	--
Issuance of shares as consideration of investment relations services	475	--	--
Gain on settlement of litigation, net of legal expenses	--	--	(526)
Premium on issuance of common shares	220	--	--
Impairment of trademark	--	--	181
Compensation (income) expense from options	(740)	(1,091)	2,239
Bad debts	(34)	50	3
Changes in assets and liabilities, net of effect of MVM acquisition:
Accounts receivable	165	(131)	265
Miscellaneous receivable	74	132	308
Inventory	13	(9)	25
Prepaid expenses	59	(40)	75
Other assets	--	(13)	--
Accounts payable and accrued liabilities	507	1,156	89
Due to affiliate	--	(176)	--
Other current liabilities	14	(13)	--
Net cash provided by (used in) operating activities	(2,145)	(1,576)	(46)
Investing Activities:
Purchase of property and equipment	(98)	(113)	(22)
Capitalization of intangible assets	--	(263)	(69)
Cash acquired on the acquisition of MVM in excess of acquisition costs	--	--	212
Sale of available-for-sale marketable securities	--	--	6
Proceeds from the sale of property and equipment	--	135	--
Decrease in cash surrender value	--	35	--
Net cash provided by (used in) investing activities	(98)	(206)	127
Financing Activities:
Net proceeds from Notes payable with detachable warrants	978	1,184	--
Net proceeds from convertible term note payable with detachable warrants	1,399	--	--
Net proceeds from private placement of Units, net of issue costs of approximately $0, $40 in 2003	250	260	--
Bank indebtedness	131	104	--
Repayment of long term debt	(640)	(4)	(79)
Factor financing, net	--	--	(514)
Issuance of common stock, net	--	--	1,500
Proceeds from (repayments to) loans evidenced by note payable to affiliate	--	--	(298)
Exercise of stock options	--	14	46
Net cash provided by (used in) financing activities	2,118	1,558	655
Effect of foreign exchange on cash	11	(7)	(43)
Net decrease in cash and cash equivalents	(114)	(231)	693
Cash and cash equivalents, beginning of year	465	696	3
Cash and cash equivalents, end of year	$ 351	$ 465	$ 696

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ 0	$ 0	$ 7
Cash paid for interest, excluding factoring fees	$ 72	$ 0	$ 6

Supplemental schedule of non-cash investing and financing activities:
Stock and note payable to purchase MVM	$ --	$ --	$ 12,223

See accompanying Notes to Consolidated Financial Statements.

Magic Lantern Group, Inc.
(formerly JKC Group, Inc. and Stage II Apparel Corp.)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Business and Going Concern:

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

On November 7, 2002, as more fully described in note 3, the Company acquired 100% of the issued and outstanding shares of MagicVision Media Inc. a Canadian corporation ("MVM") and its wholly owned subsidiary Magic Lantern Communications Ltd. ("MLC"), a Canadian corporation. The Company and its subsidiaries are involved in the marketing and distribution of educational video and media resources throughout Canada. The Company has exclusive distributing rights to a wide variety of film producers representing various subject matters that are distributed to a customer base throughout Canada. Tutorbuddy, Inc., ("TBY") a wholly owned subsidiary of MLC, provides an Internet based content delivery service designed to deliver content and related educational services on demand to students, teachers and parents. Sonoptic Technologies, Inc., a 75% owned subsidiary of MLC ("STI"), provides art digital video encoding services and has developed a proprietary video base indexing software that allows users to aggregate, bookmark, re-sort and add their own comment boxes to pre-existing material content. The Company has a 100% wholly owned subsidiary, Magic Vision Digital Media Inc. that represents it diversification of operations into non-educational digital content delivery. The Company formed a 100% wholly-owned subsidiary DigiTron Ltd. to independently create and produce original TV broadcast programs. Magic Lantern is headquartered in Oakville Ontario, near Toronto, Canada with other offices in Saint John, New Brunswick and Vancouver, British Columbia, New York City, and Greater Boston, MA.

The accompanying consolidated financial statements have been prepared on the basis the Company will continue as a going concern. The Company has sustained substantial losses for the years ended December 31, 2004, 2003, and 2002. The Company's cash position at the current rate of operating activity is insufficient to cover operating costs to June 30, 2005. The Company's working capital deficiency at December 31, 2004 was approximately $6,030,000, which has worsened since December 31, 2003. Historically, the Company has sought financing from its major shareholders.  Failing shareholder support and a longer-term financing solution, the sources of capital available to the Company include reduction of discretionary investments in the digitization program and sales and marketing programs designed to increase revenue over the next twelve months.  If the Company is unable to raise long-term financing it raises substantial doubt about its ability to continu e as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 2 - Summary of Significant Accounting Policies:

Use of estimates:
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures made in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management's historical experience, best knowledge of current events and conditions and activities that the Company may undertake in the future. Actual results could differ from these estimates.

Certain estimates, such as those related to long-lived assets, goodwill and intangible assets depend upon subjective or complex judgments about matters that may be uncertain, and changes in those estimates could materially impact the consolidated financial statements

Principles of consolidation and minority interest in subsidiary:

The consolidated financial statements include the accounts of the Company for the period from November 7, 2002 to December 31, 2004 (see note 3), its wholly-owned subsidiary MVM and its wholly owned subsidiary MLC (collectively, the "Lantern Group"). The Company has a 100% wholly owned subsidiary in Magic Vision Digital Media Inc. and  DigiTron Ltd. US corporations which have been non-operational during the year. The 25% minority interest liability with respect to STI is zero due to operating losses sustained by STI from its inception. Accordingly, 100% of the losses from STI are reflected in the statement of operations of the Company. All significant inter-company balances and transactions have been eliminated.

Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that concentration with regard to accounts receivable is limited due to its large customer base.

Foreign exchange translation:
The Company's subsidiaries maintain their books and records in Canadian dollars, their functional currency.

Canadian dollar accounts in these consolidated financial statements are generally translated into U.S. dollars on the following bases:

(i)	The assets and liabilities are translated at the exchange rate in effect at the consolidated balance sheet date.

(ii)	Revenues and expenses are translated at the average rates of exchange in effect during the year.

(iii)	Resulting translation adjustments are reflected as a separate component of shareholders' equity.

(iv)	Shareholders' equity accounts and deficit relating to Magic Lantern are translated at the historical rate in effect at the time of acquisition (see note 3).

Bank indebtedness:

The Company has invested approximately $249,000 (Can $300,000) in a Guaranteed Investments Certificates ("GIC") which is highly liquid investment available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, of which $131,000 and $104,000 has been drawn upon, and disclosed as bank indebtedness on the balance sheet, as at December 31, 2004 and 2003 respectively. Interest is charged at the rate of prime plus 1% on overdrawn balances.

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

(In thousands)

	2004	2003
Finished goods	$ 51	$ 46
Raw materials	14	32
	$ 65	$ 78

Property and equipment:
Property and equipment is recorded at cost. Furniture and fixtures, computers and software, and masters are depreciated on a straight-line basis over five years, two to three years, and ten years, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or remaining lease term.

Software costs:
The Company capitalizes qualifying software costs to be licensed to others once the point of technological feasibility is reached. Such costs are reported at the lower of unamortized costs and net realizable value. Amounts capitalized are amortized based on current and future revenue for each product with minimum amortization not less than straight-line amortization over the remaining estimated economic life of the product. Estimated useful lives of qualifying software costs range from two to three years. Such qualifying costs for the year were approximately $0 in 2004 ($263,000 in 2003).

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

Revenue from video sales, video dubbing, video encoding, and other revenue for the year ended December 31, 2004 were approximately $2,259,000, $26,000, $334,000, and $143,000, respectively (for the year ended December 31, 2003 were approximately $1,887,000, $619,000, $142,000, and $223,000, period from November 7, 2002 to December 31, 2002 approximately $227,000, $69,000, $17,000, and $73,000, respectively).

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

Shipping and handling costs:

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $124,000, $130,000, and $18,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Advertising and promotion:
The Company expenses advertising and promotional costs as incurred. Advertising and promotional expenses were approximately $11,000, $49,000 and $38,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation:

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans and will implement SFAS 123 (revised ) when required to do so..

At December 31, 2004, the Company has four stock-based compensation plans, more fully described in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If the Company had elected to determine compensation expense as provided in FAS 123, the pro forma effect would have been as follows:

($in thousands except for per share data)

	Year Ended December 31,
	2004	2003	2002
Net loss -- as reported	$(15,899)	(2,255)	(2,841)
Net loss -- pro forma	(16,244)	(2,422)	(2,919)
Loss per share -- as reported	(.24)	(.03)	(.09)
Loss per share -- pro forma	(.24)	(.04)	(.09)

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The value was estimated for 2004 using a weighted average expected life of three years, volatility of 51.93% to 152.18%  and risk-free interest rate of 4.03%.The value was estimated for 2003 using a weighted average expected life of three to five years, volatility of 218% and risk-free interest rate ranging from 3% to 4%. The value was estimated for 2002 using a weighted average expected life of three to five years, volatility of 59.3% and risk-free interest rate ranging from 2.2% to 4.03%. The dividend yield was 0% for each of 2004, 2003 and 2002.

Outstanding stock options were not included in the computation of diluted net loss per share because their inclusion would have had an antidilutive effect for the periods presented.

Comprehensive Income:

The Company follows SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in financial statements.

Cash and cash equivalents

Cash and cash equivalents consist of cash and a highly liquid investment in Guaranteed Investments Certificates ("GIC"), available for withdrawal by the Company upon request. The GIC has been pledged as security for a line of credit, of which $131,000 has been drawn upon by the Company as of December 31, 2004.

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

SFAS No. 151 -  "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing,"that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this pronouncement did not have a material effect on the results of operations or financial position.

SFAS 123 (Revised) -" Share Based Payment," requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company is currently evaluating the impact of this pronouncement and has determined it will have a negative effect on reported earnings.

SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. The adoption of this pronouncement did not have a material effect on the results of operations or financial position.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

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

The Purchase Agreement also provides for a reduction in the purchase price if Lantern Revenues during the Performance Period  of one year are less than $5 million. In that event, the Company will be entitled to offset the amount of the shortfall, up to $1 million, against the principal amount of the Note.

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

The following summarized unaudited pro forma information assumes the acquisition had occurred on January 1 of 2002:

Pro Forma Information (unaudited, in thousands, except per share data)	2002

Net Revenue	$ 2,557
Net Loss	(4,782)
Loss per share - basic and diluted	(.08)

The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of the results that would be obtained in the future.

Note 4 - Segment Information:

After the acquisition of the Lantern Group, the Company became involved in the marketing and distribution of educational and media resources throughout Canada, the Education, Distribution and Geographic Segment, accordingly, the results for the year ended December 31, 2004 and 2003 are entirely derived from this segment.

Business segment information for the year ended December 31, 2002 is  as follows:

(In thousands)

2002

Net Revenue
Apparel	$ 21
Education and Distribution	365
$ 386

Operating loss
Apparel	$ 2,512
Education and Distribution	376
$ 2,888

Identifiable total assets
Apparel	$ 834
Education and Distribution	13,128
$ 13,962

Capital expenditures
Apparel	$ --
Education and Distribution	91
$ 91
Depreciation and amortization
Apparel	$ 27
Education and Distribution	109
$ 136

Note 5 - Equity Infusion:

On December 30, 2004, the Company, through the private placement of equity securities, consummated the unregistered sale of 800,000 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock"), and common stock purchase warrants to purchase an additional 800,000 shares of Common Stock (the "Warrants") to certain accredited investors.  The Shares and the Warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Regulation D promulgated under the Securities Act.

As a result of the transactions, three term promissory note holders of the Company converted an aggregate of $200,000 of principal into 800,000 shares of Common Stock at a rate of $0.25 per share and received three-year Warrants to purchase 800,000 shares of Common Stock at an exercise price of $0.40 per share.

During December, 2004, the Company, through the private placement of equity securities, consummated the unregistered sale of 4,010,649 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock"), and common stock purchase warrants to purchase an additional 4,010, 649 shares of Common Stock (the "Warrants") to certain accredited investors.  The Shares and the Warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Regulation D promulgated under the Securities Act.

As a result of the transactions, two term promissory note holders of the Company converted an aggregate of $750,000 of principal and $2,662 of accrued interest into 3,010,649 shares of Common Stock at a rate of $0.25 per share and received three year Warrants to purchase 3,010,649 shares of Common Stock at an exercise price of $0.40 per share.  In addition, the Company issued 1,000,000 shares to an additional investor at a price of $0.25 per share, for gross proceeds of $250,000, along with three year Warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.40 per share.

On June 10, 2004 the Company agreed to transfer 500,000 shares of common stock of the Corporation, par value $0.01 (the "Common Shares") to National Financial Corporation ("NFC") in consideration for investor relations and promotional services.

On May 3, 2004, Magic Lantern Group, Inc. (the "Company") closed the private placement of a $1,500,000 principal secured convertible three-year term note (the "Note") with the Laurus Master Fund, Ltd. ("Laurus Funds") in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D promulgated under the Act. The Note bears interest at the prime rate, as reported in the Wall Street Journal, plus 2% (which under no circumstances will be considered to fall below 6% on a combined basis), with interest and amortizing payments of principal commencing August 1, 2004. The interest payable on the note is adjustable downward by 2% if the Company shall have registered shares of Laurus Funds' stock underlying the Note on a registration statement declared effective by the Securities and Exchange Commission, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25. The interest payment will be adjusted downward by 1% in the event the Company has not registered shares of Laurus Funds' stock underlying the Note, and the Company's stock is trading at a 25% or greater premium to the fixed conversion price under the Note of $0.25.

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

Common shares issuable to Laurus Funds subject to Note conversion and issuable upon exercise of the warrant were registered for resale with the Securities and Exchange Commission pursuant to the terms of the registration rights agreement.

Payment of all principal and interest under the note, as well as performance of the obligations of the Company and its subsidiaries, under all of the ancillary agreements entered into by the Company and its subsidiaries in connection with the sale of the note and warrant, are secured by a security interest in favor of Laurus Funds in all of the assets of both the Company and its subsidiaries.

The Company paid a closing fee equal to $58,500 to the manager of Laurus Funds and paid $29,500 as reimbursement for the investor's legal and due diligence expenses

During the year Laurus Master Funds converted a portion of the Note totaling $250,000 plus accrued interest to common stock. The Company issued 1,124,211 shares of its common stock to Laurus Funds for this conversion of debt and interest. The portions of the Note were converted to common stock of the Company at the option of the note holder. The number of shares issued in the third quarter and fourth quarter were 428,942 and 695,269 common shares respectively, at a fixed conversion price of $0.25.

On April 16, 2002, as part of the planned redirection of its business, the Company completed a $1.5 million equity infusion by Alpha Omega Group, Inc., a private investment group ("AOG"), pursuant to a stock purchase agreement with AOG dated  August 23, 2001 (the "AOG Agreement"). In accordance with the AOG Agreement, the Company issued 30 million shares of its common stock to AOG at $.05 per share and an additional 2.1 million shares to AOG's advisory firm, representing 83% and 6%, respectively, of 36,227,267 common shares outstanding after the issuance. The parties also consummated various related transactions covered by the AOG Agreement (collectively with the equity infusion, the "AOG Transactions"), including the reconstitution of the Company's board of directors with three designees of AOG, an increase in the Company's authorized common stock to 100 million shares, transition al services from members of existing management and replacement of outstanding stock options with new options for the same number of shares exercisable for three years at the lower of $.50 per share or the exercise price of the replaced options (the "Replacement Options"), a change in the name from Stage II Apparel Corp. to "JKC Group, Inc." and a related change in the American Stock Exchange ("AMEX") trading symbol for its common stock from "SA" to "JKC," effective April 18, 2002.

Note 6 - Property and Equipment:

Property and equipment consists of the following:

(In thousands)

	2004	2003
Furniture and fixtures	322	$ 318
Computer and software	158	128
Masters and libraries	665	665
Leasehold improvements	35	111
	1,218	1,222
Less: accumulated depreciation and amortization	629	204
	589	$ 1,018

Property and equipment is recorded at cost. Furniture and fixtures, computers and software, and masters are depreciated on a straight-line basis over five years, two to three years, and ten years, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or remaining lease term. Depreciation expense for the year ended December 31, 2004 and 2003 was approximately $425,000 and $170,000 , respectively.

Note 7 - Intangible Assets and Goodwill:

At least annually and when events and circumstances warrant a review, the Company evaluates the carrying value of its intangible assets for potential impairment. An impairment loss is recognized when the estimated net realizable value of any asset is less than its carrying value. Any impairment in assets is written down and charged to earnings in the year. To perform the evaluation, the company retained the services of an independent valuator to estimate the fair value of the intangible assets as of December 31, 2004.  Management has reviewed and accepted the independent valuator's recommendation that an impairment charge of $20,000 to the carrying value of the intangible assets. This amount has been included in the amortization for the year.

Intangible assets consist of the following at December 31, 2004 and 2003:

(In thousands)

	2004	2003
Exclusive distribution agreements	3,529	$ 3,409
Internet and indexing software technologies	1,953	1,862
	5,482	5,271
Less: accumulated+ amortization	1,575	690
	3,907	$ 4,581

Distribution agreements are being amortized on a straight line basis over six years. Amortization expense on distribution agreements for the year ended December 31, 2004 and 2003 was approximately $865,000 and  $610,000, respectively. Amortization of software technology commenced in August 2004. The software is  amortized on a straight line basis over three years. Amortization expense on software technology for the year ended December 31, 2004 was approximately $237,000.

Amortization expense for the next five years is expected to be approximately as follows:

(In thousands)

2005	1,299
2006	1,299
2007	1,082
2008	227

Two Statements of Financial Accounting Standards ("SFAS") deal with Impairment; they are SFAS 142 "Goodwill and Intangible Assets" and SFAS 144 "Long Lived Assets".

The Company has two recorded Intangible Assets:  Distribution Rights to educational videos and Software which digitally encodes them so that they can be sold as "information units".

SFAS 142 requires Intangible Assets to be amortized over their remaining useful lives unless they are considered indefinite. Management has determined that the Distribution Rights should be amortized on a straight-line basis over six years, while the Software's life is three years from August 2004.

Impairment Test Under SFAS 144

SFAS 144 has a two-step test to determine if a long-lived asset is impaired.

STEP 1

The first step compares the Cash Flows expected to be generated by the asset over the balance of its remaining life with the Carrying Amount.  If the Cash Flows are greater there is no impairment; if they are less then the amount of the loss is obtained by deducting the Carrying Amount from the Fair Value of the asset.

DISTRIBUTION RIGHTS

Based on the independent valuators results it was their Opinion that no impairment on Distribution Rights exists.

SOFTWARE

Based on the independent valuators results it was their Opinion that a potential impairment on Software exists. And accordingly the Company recognized the impairment loss of $20,000 in the current period.

SFAS 142 Impairment of Goodwill

FASB 142 requires an annual assessment of the carrying value of goodwill and management engaged the services of an independent valuator to assist.

Under SFAS 142 a different two-step test is applied to determine the Impairment of Goodwill.

STEP 1

In Step one the Carrying Value of the Equity including Goodwill is compared with its Fair Value.  If the fair value is less than the carrying amount, there is a potential impairment and proceed to Step two.

STEP 2

In Step 2 of the SFAS 142 Test the Book Values of all assets and liabilities are replaced by their Fair Values;  the objective is to obtain an implied Fair Value for the Goodwill, which is very difficult to measure directly. Since goodwill cannot be measured directly, its value is determined as a residual amount after valuing all assets other than goodwill.

Based on the results of an independent valuator it was recommended  that an impairment loss of $3,000,000 to goodwill exists. Management has accepted the results of the impairment as they relate to losses experienced by the Company over prolonged periods. And accordingly, the Company recognized the impairment in the current period.

Note 8 - Long Term Debt and Convertible Term Note Payable:

Long-term debt at December 31, consists of the following:

(In thousands)

	2004	2003
Zi Corporation - Lantern Purchase Note (a)	$ 2,265	$ 2,165
Provincial Holdings Ltd. (b)	646	580
Atlantic Canada Opportunities Agency (c)	22	26
Laurus Master Fund Ltd. (d)	207	0
	3,140	2,771
Less: current portion	2,924	759
	$ 216	$ 2,012

(a)

Included in the Lantern Purchase note is approximately $265,000 of accrued interest at December 31, 2004 ($165,000 at December 31, 2003 ) which is due on June 30, 2004 in accordance with the Share Purchase Agreement (see note 3).  The purchase note is an unsecured promissory note with an interest rate of 5% maturing on November 7, 2005. The Company has not made any interest payments since the inception of the promissory note.

(b)

In June 1995, STI received an advance of $646,000 (Can $750,000) from PHL, its 25% shareholder. The PHL loan is evidenced by a demand promissory note with interest calculated at 6.75% per annum, which matured September 30, 2003. Included in accrued and other current liabilities is accrued interest of approximately $137,000 at December 31, 2004 ($118,000 at December 31, 2003).

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

(d)

The Company issued on May 3, 2004, a $1,500,000 principal secured convertible three-year term note with the Laurus Master Fund, Ltd. The Note bears interest at the prime rate, as reported in the Wall Street Journal, plus 2% (which under no circumstances will be considered to fall below 6% on a combined basis), with interest and amortizing monthly payments of $45,454 principal commencing August 1, 2004.

The face value of the secured convertible term note at December 31, 2004 is $610,000 but has been discounted to approximately $207,000. Interest will accrete monthly increasing the amount disclosed on the balance sheet of $207,000 to the face value of the debt in the amount of $610,000.  Attached to the convertible term notes are 1,100,000 warrants, exercisable for a period of three years at an exercise price of $.30 for each $1.00 invested. Of the proceeds received, $957,000 was allocated to warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 200.90%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. This resulted in an effective interest rate on the convertible term note payable of 34% at inception of the note.

Payments under the Note are convertible to common stock of the Company at the option of Laurus Funds at a fixed conversion price of $0.25. Laurus converted to common stock approximately $293,000 of principal and interest during the year. In December 2004, the Company also elected to prepay outstanding principal in the amount of $640,000 in cash and an amount that is equal to 125% of the aggregate principal repaid ($160,000).

Payment of all principal and interest under the note, as well as performance of the obligations of the Company and its subsidiaries, under all of the ancillary agreements entered into by the Company and its subsidiaries in connection with the sale of the note and warrant, are secured by a security interest in favor of Laurus Funds in all of the assets of both the Company and its subsidiaries.

Approximate future annual principal payments for long-term debt, for years ending December 31, are as follows:

(In thousands)

2005	2,924
2006	145
2007	62
2008	9
$ 3,140

Note 9 - Fair Value of Financial Instruments:

The carrying amounts of financial instruments approximate their fair values as of December 31, 2004 and 2003. The methods and assumptions used to estimate the fair values of the financial instruments vary among the types of instruments. For cash, accounts receivable, bank indebtedness, current potion of long-term debt, accounts payable, and other current liabilities, the short maturity of the instruments and obligations supports their fair values at their respective carrying amounts.

Note 10 - Related Party Transactions:

Promissory Notes Payable. In connection with the financing referred to in note 14, the Company received $323,000 (CDN$450,000) from a company controlled by one of its former directors.

Consulting Fees. During the year ended December 31, 2004 the Company expensed consulting fees in the amount of $105,000 to one of the directors for these services.  During the year ended December 31, 2003, the Company expensed  consulting fees in the amount of $51,000 to a company controlled by one of its directors and $7,500 directly to the director for these services.

Note 11 - Income Taxes:

a) The provision for income taxes consists of the following:

(In thousands)

Year Ended December 31,
Provision for income taxes:	2004	2003	2002
Domestic:
Current:
Federal	$ --	$ --	$ --
State	--	--	--
	$ --	$ --	$--

b) The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

(In thousands)
	December 31,
	2004	2003
Current deferred tax assets:
Allowance for bad debt	23	34
Less valuation allowance	(23)	(34)
Net current deferred tax assets	$--	$--
Long-term deferred tax assets:
Net operating loss carryforward	$4,887	$4,201
Stock option compensation	(252)	(371)
Goodwill	1,020	--
Total long-term deferred tax assets	5,655	3,830
Less valuation allowance	(5,655)	(3,830)
Net long-term deferred tax assets	$--	$--

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The deferred tax asset has been fully provided for as realization is not considered "more likely than not". As of December 31, 2004, the Company had U.S. net operating loss carry-forwards for income tax purposes of approximately $8,449,000  expiring through 2022, subject to annual limitations. At December 31, 2004, the Company had Canadian net operating loss carry forwards for income tax purposes of approximately $2,134,000 ex piring through 2014.

The change in ownership in 1998, the sale of common stock in April 2002 to AOG, and the acquisition of MVM in November 2002 resulted in a limitation on future annual utilization of US net operating losses pursuant to Internal Revenue Code Sections 382 and 383.

Note 12 - Commitments and Contingencies:

License Agreements. The Company's agreements generally do not require minimum royalty payments or advertising expenditures. During the year the company signed an agreement with a producer that guarantees revenues, from the sale of the producer's product, of approximately $77,000 (CAD$100,000) and $97,000 (Can $125,000) for 2003.  The Company has met these minimum royalty payment requirements. This guarantee was required by the producer as a condition to maintain exclusive distribution rights for it's product.

Litigation Settlement. The Company licensed its Cross Colours trademark for domestic sales of boys' sportswear apparel under an agreement with a three-year term scheduled to end in 2002. In 2000, following the licensee's failure to pay minimum royalties, the Company brought an action in New York County Supreme Court against the licensee for damages in excess of $1.5 million under the license agreement. Minimum royalties to the Company required under the agreement were $420,000 in 2001 and $660,000 in 2002. In April 2002, the Company accepted a settlement offer of $535,000 in its litigation against the domestic licensee. The settlement is payable in a contemporaneous installment of $335,000 and the balance of $200,000 in January 2003. The Company assigned its rights to the January 2003 settlement installment in satisfaction of its remaining obligations under notes payable to an affiliate. In January, 2003, the final installment in the amoun t of $200,000 was received by the affiliate and applied in full against the note payable to the affiliate in the amount of $176,000.

Miscellaneous Claims. Various miscellaneous claims and suits arising in the ordinary course of business have been filed against the Company. In the opinion of management, none of these matters will have a material adverse effect on the results of operations or the financial position of the Company. The Company has claims filed by solicitors for unpaid services, associated with financing and legal services rendered. The services claimed have been provided in these financial statements.

Other Matters. Lancer Management Group II, LLC, Lancer Offshore, Inc., LSPV LLC, and Omnifund Ltd. (the "Lancer Group") have been collectively a significant shareholder of the Company since the final quarter of 2002.  On July 10, 2003, the Securities and Exchange Commission brought a civil action in the United States District Court for the Southern District of Florida against Michael Lauer and Lancer Management I and II alleging securities fraud in connection with portfolio transactions effected by the Lancer management. While the complaint does not allege any fraud in connection with the Company's securities, records produced by the SEC in the court proceeding indicate that Lancer management had either not reported the extent of its ownership in portfolio companies or had underreported the ownership. According to a Form 13D filed by receiver to the Lancer Group on July 10, 2003, the Lancer Group, in the aggregate, controls  45.1% of the Company's outstanding shares as of that date. Even though no wrongdoing has been alleged in connection with Lancer's ownership of Company securities, the Company, the financial statement impact, if any, and the market for its shares may be adversely affected by any court findings or the negative publicity generated by the Lancer proceedings or general market concerns about the possible actions by the receiver with respect to portfolio securities held by Lancer. In addition, on November 4, 2003 the receiver announced that he had appointed DDJ Capital on to actively manage the Lancer portfolio securities. As of December 31, 2004 there have been no further developments on the proceedings.

Lease commitments.

 The future minimum annual lease payments under operating leases for the years ended December 31, are as follows:

(In thousands)

	Office Equipment	Premises	Total
2005	$ 45	$ 189	$ 234
2006	40	190	230
2007	29	190	219
2008	22	124	146
2009 and thereafter	19	47	66
	$ 155	$ 740	$ 895

Rent expense for 2004, 2003, and 2002 was approximately $196,000, $219,000, and $33,000, respectively.

Redemption of shares of subsidiary. STI is party to a redemption agreement dated March 15, 1995 and extended indefinitely with its 25% minority shareholder, Provincial Holdings Ltd. ("PHL"). Provided STI has repaid all indebtedness to PHL, the shares held by PHL (PHL holds twenty five of the one hundred common shares outstanding) may be redeemed by STI for an amount equal to a notional purchase price per share plus the increase per share in retained earnings of STI to the date of redemption and deducting therefrom the interest paid on the PHL loan. There has been no principal  repayment on the loan as at December 31, 2004. The shares may be redeemed pro rata.

As at December 31, 2004, the redemption value of the shares equaled a nominal amount.

Employment agreements.  The Company entered into employment agreements with four executives of the Company and/or a subsidiary of the Company for a term of three years effective March 18, 2002, which all have expired ($39,000 remain in 2005). The Company entered into an employment agreement with Robert A. Goddard, President and Chief Executive Officer for a term of three years.  All contracts can be extended for an additional two years and may be terminated by either party upon 90 days written notice or at any time by the Company for cause.

Claim and Counter Claim.  On October 20, 2003, Douglas Connolly, formerly President of Magic Lantern Communications, Ltd., (a subsidiary of the Company) and Wendy Connolly were terminated by the Company. Both the Company and the Connollys are in disagreement over the terms of their termination, however, the parties continue to communicate in regards to this disagreement. Wendy Connolly susequently filed action against the Company claiming damages in the amount of $250,000 for wrongful dismissal.  On February 3, 2004, counsel to Wendy Connolly was formally served with a Statement of Defence and Counterclaim by the Company. The Statement of Defence and Counterclaim adds Doug Connolly as a defendant in the counterclaim. The counterclaim seeks damages as against both Wendy and Doug Connolly for damages in the amount of $500,000, an accounting to determine profits made by the Connollys in relation to the breach of their fiduciary duties, a perman ent and interlocutory injunction restraining the Connollys from soliciting clients and utilizing confidential information, punitive damages in the amount of $1,000,000 plus interest and costs. The Company believes that claims made by Wendy Connolly are without merit. The matter is pending before the courts.  On April 25, 2005 the Company negotiated a settlement on the claim and counterclaims noted above, which parties agreed not to disclose the terms and conditions of the settlement.

Note 13 - Stock Option Plans:

The Company maintains Incentive Stock Option Plans (the "Plans") adopted in 2002, 1998, and 1994 and subsequently modified in 2003 provides for the grant of options to purchase up to 4,500,000 shares, 1,000,000 shares, and 300,000 shares, respectively, of the Company's common stock to key employees of the Company. The purchase price per share of common stock issuable upon the exercise of options granted under the Plans is fixed by a Compensation Committee of the Board of Directors in an amount equal to, at least 100% of the market price of the common stock on the date of the grant or 110% of the market price for any grantee of an incentive stock option who directly or indirectly possess more than 10% of the total combined voting power of all classes of the stock of the Company or any parent or subsidiary thereof. Each option granted under the Plans is exercisable for periods of up to ten years from the date of grant.

In addition, Mr. Richard Siskind, a Director, has options to purchase 900,000 shares of common stock at an exercise price of $.50.

Stock option activity for each of the three years ended December 31, 2004 is summarized below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share

Balance at December 31, 2001	1,877,000.75

Options granted	2,295,000.38
Options exercised	(170,000)	(.27)
Balance at December 31, 2002	4,002,000	$.44

Options granted	2,730,000.75
Options cancelled	(825,000)	(.40)
Options exercised	(50,000)	(.25)
Balance at December 31, 2003	5,857,000	$.61
Options granted	350,000.55
Options cancelled	(205,000)	(.75)

Balance at December 31, 2004	6,002,000.60

Option Exercisable and Available for Grant

Exercisable at December 31,
2002	4,002,000
2003	3,127,000
2004	4,016,167
Available for grant at December 31,
2002	2,698,000
2003	843,000
2004	698,000
Weighted average fair value of options granted during the year ended December 31,
2002	.56
2003	.34
2004	.34
Weighted average remaining contractual rights (in months) at December 31, 2004	15.0

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

In connection with the company's acquisition of Magic Lantern the Company agreed to create a new stock option plan authorizing the grant of options to purchase an aggregate of 4.5 million shares of common stock, representing

6% of common stock to provide performance incentives for incumbent management and employees of Magic Lantern, its parent company and its subsidiaries at the time of the Company's acquisition of Magic Lantern. Shares may be either previously un-issued or reacquired shares. Shares that cease to be subject to an option because of its expiration or termination will again be available for the grant of options until termination of the plan.

The Company follows APB Opinion 25, Accounting for Stock Issued to Employees, to account for employee stock option plans. An alternative method of accounting for stock options is Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under FAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. The Company has adopted the disclosure-only provision of FAS 123 and, as described in Note 2, will continue to apply APB 25 to account for stock options until it is required to implement SFAS 123(Revised). SFAS 123 (Revised)"Share Based Payment" will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is require d to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

 FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, dictates when the exercise price of a fixed price option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, forfeited, or expires. Accordingly, the Replacement Options must be valued, and the compensation cost must be recognized and adjusted for vested options or ratably over the vesting period for unvested options. Replacement Options covering a total of 1,877,000 shares of the Company's common stock were fully vested on issuance and are exercisable at prices ranging from $.30 to $.50 per share. Based on the AMEX closing price of $.45 per share for the common stock on December 31, 2004 ($0.99 - December 31, 2003), the Company recorded compensation adjustment of approximately $951,000 for the year ended December 31, 2004 ($1,251,000 - December 31, 2003), reflecting the dif ference between the aggregate exercise price of the Replacement Options and the market price of the underlying shares. As long as the Replacement Options remain outstanding, the compensation expense remains subject to ongoing adjustments based on changes in the market price of the Company's common stock.

Note 14. Promissory Notes Payable

During the year ended December 31, 2004, the Company raised approximately $997,000 (denominated in CAD$1,200,000) on issuance of unsecured term promissory note (the "Note"). The term Note has an interest rate of 7.25%  and the Company is obligated to repay approximately $72,000 of interest in equal monthly installments. The Note is due December 7, 2005, unless extended, at the option of the holder. Attached to the Note are 150,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25. Of the proceeds received, $65,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 183.10%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $913,000, representing a discount to the maturity value of $997,000. Th is resulted in an effective interest rate on the Note payable of 7% .

During the year ended December 31, 2003, the Company raised approximately $1,198,000 on issuance of promissory notes (the "Notes") and is obligated to repay approximately $1,337,000 including interest on maturity. The Notes are due with-in one year of issuance, unless extended, at the option of the holder, for a further 18 months. Of the $1.3 million, $387,000 of the notes are denominated in Canadian dollars (CAD$500,000), the remaining $950,000 in USD. As security for the Notes, Zi Corporation, a major shareholder has agreed to place in escrow 6 million common shares. Attached to the Notes are 1,450,000 warrants (the "Warrants"), exercisable for a period of three years at an exercise price of $.25. Of the proceeds received, $763,000 was allocated to Warrants, based on their estimated fair value, as determined using the Black-Scholes model, using a volatility of 46.30%, a risk-free interest rate of 2.28%, an expected useful life of three years, and expected dividend yield of zero percent. Notes payable were recorded at $572,000, representing a discount to the maturity value of $1,337,000. This resulted in an effective interest rate on the Notes payable of 95% and 175% (on the USD and Canadian Dollar denominated portions, respectively).

In December, 2004 note holders of $950,000 of the $1.3 million maturing  received common shares as consideration for the extinguishment of the debt at the maturity of their Notes. The Company is in the process of negotiating the extension terms of the remaining note of approximately $416,000 (CAD$500,000). As a result of the equity transactions described in note 5 all the these notes were converted into 3,010,649 common shares with the exception of the Canadian denominated note payable.

Promissory notes payable at December 31, consists of the following:

(In thousands)

	2004	2003
Promissory notes payable	$ 416	$ 1,337
Term promissory note	997	--
	1,413	1,337
Less: notes warrant discount	55	765
	1,358	572

Note 15. Purchase and Sale of Dubbing Assets

On November 2, 2003, the Company entered into a Purchase and Sale Agreement (the "Agreement") to dispose of its dubbing assets located in its Vancouver, British Columbia, Canada  office. Gross proceeds to the Company were approximately $145,000. The closing of the Agreement occurred on November 28, 2003. The sale of the dubbing assets resulted in no significant gain or loss on disposal to the Company.

Note 16. Reclassifications

Certain amounts in 2003 and 2002 have been reclassified to conform with the presentation adopted in the current year.

Note 17. Subsequent Events

Following December 31, 2004 the following subsequent events occurred:

  On February 9, 2005, the Company entered into a Consulting Agreement with National Financial Communications Corp. ("NFC").  In consideration for NFC's commitment to provide services in accordance with the terms of that agreement, the Company issued NFC a common stock purchase warrant to purchase 750,000 shares of Common Stock, which warrant vests upon the achievement of certain performance milestones.  The exercise price of the warrant issued to NFC is calculated based upon the timing of the acceptance of individual Statements of Work by the Marketing Committee of the Company's Board of Directors.  The Company agreed to reserve 750,000 shares of Common Stock for issuance pursuant to the warrant, which Common Stock had previously been registered for resale pursuant to a registration statement on Form S-3/A (File No. 333-116147).

The warrant was issued to NFC in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

On January 4, 2005, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Nite Capital, L.P., providing for, among other things, the unregistered sale, through a private placement, of 1,000,000 shares of common stock (the "Shares"), $0.01 par value per share (the "Common Stock") at a price of $0.30 per share, and a common stock purchase warrant to purchase an additional 500,000 shares of Common Stock exercisable at a price of $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005.  The Company also entered into a Registration Rights Agreement.

In connection with the private placement, the Company was obliged to pay a cash fee to the placement agent, First Montauk Securities Corp. ("First Montauk"), for its services on its behalf.  In addition, the Company issued First Montauk and its assignees, common stock purchase warrants to purchase an aggregate of 100,000 shares of Common Stock, exercisable at $0.40 per share, subject to customary adjustments, until the fifth anniversary of January 4, 2005. The Shares and the common stock purchase warrants were issued to private investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

In January 2005, an additional $6,193 payable under the Note was converted to common stock of the Company at the option of the note holder. The Company issued 24,770 shares of its common stock at a fixed conversion of $0.25 to satisfy its January conversion.

In April 2005, an additional $18,750 payable under the Note was converted to common stock of the Company at the option of the note holder. The Company issued 75,000 shares of its common stock at a fixed conversion of $0.25 to satisfy its April conversion.

On April 20, 2005 the Company received proceeds from a demand loan in the amount of $250,000 from Zi Corporation with interest rate of 12% per annum.

On April 20, 2005 the Company agreed to amend and restate that certain Promissory Note (Zi Corporation) dated November 7, 2002 (as amended and restated, the "Note") to, among other things, provide for the deferment of interest payments thereon and an extension of the maturity date to January 2, 2006 and offers as consideration security interest in all the assets of the Company (after the first security position held by Laurus Master Fund Ltd.)

On April 25, 2005 the Company negotiated a settlement on the claim and counterclaims see note 12, with Wendy and Doug Connolly, which agreed not to disclose the terms and conditions of the settlement.

SCHEDULE I

VALUATION AND QUALIFYING ACCOUNTS

MAGIC LANTERN GROUP, INC.
(FORMERLY, JKC GROUP, INC., AND STAGE II APPAREL CORP.)

(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for returns, discounts and bad debts:
Year ended December 31, 2004	$101	$(34)	$--	$--	$67
Year ended December 31, 2003	$70	$50	$(19)	$--	$101
Year ended December 31, 2002	$--	$3	$67	$--	$70

______________________________

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April, 2005.

MAGIC LANTERN GROUP, INC.
By:	/s/ Robert A. Goddard
Robert A. Goddard
Chief Executive Officer
By:	/s/ Ronald Carlucci
Ronald Carlucci
Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacity and on the date indicated.

	Title	Date

/s/ Richard Geist By: Richard Geist,	Director	April 26, 2005

/s/ Steve Fay By: Steve Fay	Director	April 26, 2005

By: Don Hyde	Director	April 26, 2005

/s/ Michael Mackenzie By: Michael Mackenzie	Director	April 26, 2005

/s/ Stephen Encarnaceo By: Stephen Encarnaceo	Director	April 26, 2005

/s/ Richard Siskind By: Richard Siskind	Director	April 26, 2005

/s/ Tammy Wentzel	Director	April 26, 2005
By: Tammy Wentzel

Exhibit

Number	Exhibit

2.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	By-Laws of the Company

4.1*	Form of Stock Certificate

10.1*	1987 Incentive Stock Option Plan

10.2	1998 Incentive Stock Option Plan

10.3	1998 Nonqualified Stock Option Plan-A (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.4	1998 Nonqualified Stock Option Plan-B (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. I-9502) for the quarter ended March 31, 1998)

10.5	Magic Lantern 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 8, 2002).

10.6	Magic Lantern Amended and Restated 2002 Stock Option Plan (Incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A filed on October 24, 2003).

10.7	Asset Purchase Agreement, dated November 2, 2003, by and between Brett Robinson and Magic Lantern Group, Inc.

10.8	Promissory Note Issued August 24, 2003.

14.1	Code of Ethics

23.1	Consent of Auditor

31.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 19 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding Exhibit filed with the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-12959).

32

BFLODOCS 927791v1  (JVVZ01!.DOC)